Form 10QSB
period 1998-06-30
FIRSTLINK COMMUNICATIONS INC
filed 1998-09-11
CIK 1035271

                                  FORM 10-QSB


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

         [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________


                        Commission file number 01-14271


                        FIRSTLINK COMMUNICATIONS, INC.
                   ----------------------------------------
            (Exact name of Registrant as Specified in its Charter)

         Oregon                                  93-1197477
     ----------------                        --------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                        No.

              190 SW Harrison Street, Portland, Oregon      97201
              --------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (503) 306-4444
                             --------------------
             (Registrant's telephone number, including area code)

                                      N/A
                         -----------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.           Yes
                                                    No   X

As of September 10, 1998, the Registrant had 3,591,696 shares of its no par value Common Stock outstanding.

                                     INDEX
                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

            Item 1.   Financial Statements                                   3

                      Condensed Balance Sheets as of June 30, 1998
                      (unaudited) and December 31, 1997                      3

                      Condensed Statements of Operations for the
                      Three and Six Months ended June 30, 1998 and
                      1997 (unaudited)                                       4

                      Condensed Statements of Cash Flows for the
                      Six Months ended June 30, 1998 and 1997
                      (unaudited)                                            5

                      Notes to Condensed Financial Statements                6

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          7

                      Forward-Looking Statements                             7

                      General                                                7

                      Overview                                               8

                      Three months ended June 30, 1998 compared to
                      three months ended June 30, 1997                       8

                      Six months ended June 30, 1998 compared to
                      the six months ended June 30, 1997                     8

                      Liquidity and Capital Resources                        9

            Item 3.   Quantitative and Qualitative Disclosures about
                      Market Risk                                           10

PART II.  OTHER INFORMATION

            Item 1.   Legal Proceedings                                     10

            Item 2.   Changes in Securities                                 10

            Item 6.   Exhibits and Reports on Form 8-K                      10

                        FIRSTLINK COMMUNICATIONS, INC.

                           CONDENSED BALANCE SHEETS
                June 30, 1998 (unaudited) and December 31, 1997


                                                      June 30,   December 31,
                                                        1998         1997
                                                    ------------ ------------
                                                     (unaudited)
         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $   88,764   $   389,415
  Accounts receivable, net of allowance for
    doubtful   accounts of $11,604 and $8,716
    at June 30, 1998 and December 31, 1997,
    respectively                                        34,911        19,617
  Prepaid and other current assets                      50,067        59,227
                                                    ------------ ------------
            Total current assets                       173,742       468,259
PROPERTY AND EQUIPMENT, NET                            658,744       543,053
OTHER ASSETS                                           182,885        49,509
                                                    ------------ ------------
            Total assets                            $1,015,371   $ 1,060,821
                                                    ===========  ============
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                  $  283,910   $   142,130
  Accrued liabilities                                  146,407        99,580
  Current portion of capital lease obligations          42,041        40,897
  Other current liabilities                                  -       126,188
                                                    ------------ ------------
            Total current liabilities                  472,358       408,795
                                                    ------------ ------------
LONG-TERM DEBT:
  Capital lease obligations                            224,487       166,350
  Convertible notes payable                                  -       221,667
                                                    ------------ ------------
            Total long-term debt                       224,487       388,017
                                                    ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000
    shares authorized, no shares issued or
    outstanding                                              -             -
  Common stock, no par value; 20,000,000
    shares authorized; 2,190,863 and
    1,786,708  shares issued and outstanding
    at June 30, 1998 and December 31, 1997,
    respectively                                     2,042,476     1,240,102
  Retained deficit                                  (1,723,950)     (976,093)
                                                    ------------ ------------
            Total stockholders' equity                 318,526       264,009
                                                    ------------ ------------
            Total liabilities and stockholders'
              equity                                $1,015,371   $ 1,060,821
                                                    ===========  ============

           See accompanying notes to condensed financial statements

                        FIRSTLINK COMMUNICATIONS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1998 and 1997 (unaudited)



                                   Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 1998        1997       1998         1997
                              ----------  ---------- ----------   -----------
REVENUE                       $ 316,001   $ 194,175  $ 599,484    $  359,616
                              ----------  ---------- ----------   -----------
EXPENSES:
  Operating                     243,023     135,142    464,495      252,715
  Selling, general and
    administrative              390,782     129,435    678,978       259,415
  Depreciation and
    amortization                 22,950      21,546     43,738        33,336
                              ----------  ---------- ----------   -----------
            Total expenses      656,755     286,123  1,187,211       545,466
                              ----------  ---------- ----------   -----------
            Operating loss     (340,754)    (91,948)  (587,727)     (185,850)
                              ----------  ---------- ----------   -----------
OTHER EXPENSE:
  Interest, net                  18,653      13,316     49,409        63,222
  Other                           4,221         134    110,721           964
                              ----------  ---------- ----------   -----------
                                 22,874      13,450    160,130        64,186
                              ----------  ---------- ----------   -----------
            Net Loss          $(363,628)  $(105,398) $(747,857)   $ (250,036)
                              ==========  ========== ==========   ===========
PER SHARE AMOUNTS:
  Basic and diluted loss per
    common share              $    (.17)  $    (.10) $    (.37)   $     (.27)
                              ==========  ========== ==========   ===========
  Basic and diluted weighted
    average common shares     2,165,536   1,068,232  2,042,650       929,952
                              ==========  ========== ==========   ===========




           See accompanying notes to condensed financial statements

                        FIRSTLINK COMMUNICATIONS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 1998 and 1997 (unaudited)



                                                        1998         1997
                                                    -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (747,857)  $  (250,036)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Non-cash charge for debt conversion to
        equity                                         105,000             -
      Depreciation and amortization                     62,835        69,643
      Provision for losses on accounts
        receivable                                      19,015        17,945
  Changes in assets and liabilities:
    Accounts receivable                                (34,309)        3,176
    Prepaid and other current assets                     9,160       (14,276)
    Accounts payable and accrued liabilities           176,423        20,268
    Other current liabilities                         (114,004)      (43,054)
                                                    -----------  ------------
            Net cash used in operating activities     (523,737)     (196,334)
                                                    -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (77,994)      (30,792)
                                                    -----------  ------------
            Net cash used in investing activities      (77,994)      (30,792)
                                                    -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock           490,391       146,174
  Proceeds from Promissory Notes                             -       102,576
  Repayments of Promissory Notes                             -        (5,000)
  Principal payments under capital leases              (22,154)      (13,476)
  Capitalized public offering costs                   (167,157)            -
                                                    -----------  ------------
            Net cash provided by financing
              activities                               301,080       230,274
                                                    -----------  ------------
            Net increase (decrease) in cash
              and cash equivalents                    (300,651)        3,148

CASH AND CASH EQUIVALENTS, beginning of period         389,415        15,119
                                                    -----------  ------------
CASH AND CASH EQUIVALENTS, end of period            $   88,764   $    18,267
                                                    ===========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                            $   38,391   $    25,630
  Cash paid for income taxes                                 -             -
  Assets acquired under capital leases                  77,994        53,996
  Conversion of Promissory Notes to equity             199,552       245,000
  Other                                                 33,781        15,024

           See accompanying notes to condensed financial statements

                        FIRSTLINK COMMUNICATIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


(1)  UNAUDITED CONDENSED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements as filed with the Securities and Exchange Commission in the Company's Registration Statement on Form SB-2.

     The financial statements and related notes as of June 30, 1998, and for the three and six months ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(2)  INITIAL PUBLIC OFFERING

     On July 27, 1998, the Company completed its initial public offering ("IPO") of its common stock to the public. The Company sold 1,400,000 units (the "Units") , with each Unit consisting of one detachable share of common stock and one detachable common stock purchase warrant (the "Warrants"). Two Warrants entitle the holder to purchase one share of the Company's common stock at a price of $8.10 per share during the three year period commencing July 27, 1998. As a result of the IPO, the Company received net proceeds of approximately $6,374,000 and expects to use the monies for the purchase or financing of telephone switching equipment, billing and MIS system
enhancements and working capital.   The Company's common stock and Warrants
are registered on the Nasdaq SmallCap Market under the symbols "FLCI" and "FLCIW" and on the Boston Stock Exchange under the symbols "FSL" and "FSLW."

     In connection with the initial public offering, the Company's board of directors authorized a 1 for 1.5 reverse stock split, effective July 27, 1998. All share and per share amounts in the financial statements reflect the reverse split as if it had occurred on January 1, 1997.

(3)  LOSS PER COMMON SHARE

     Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding. The calculation of basic and diluted loss per common share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

(4)  SUBSEQUENT EVENT

     On August 26, 1998, the Company signed a definitive agreement (the "Agreement") with Web Service Company, Inc. ("WEB"), one of the largest operators of coin operated laundry equipment and other services in apartment and condominium complexes in the United States. Based on information provided by WEB, the Company believes that WEB provides ancillary services to approximately 44,000 apartment complexes located in 26 states.

     Under terms of the Agreement, WEB will exclusively market the Company's services to properties with which WEB has an existing relationship that have more than 150 units in Dallas, Denver, Seattle and the San Francisco Bay Area (the "Exclusive Territories"). Based on information provided by WEB, the Company believes that WEB provides ancillary services to approximately 590 apartment complexes of that size passing approximately 150,000 units in the Exclusive Territories. As compensation for WEB's sales of the Company's services, the Company has granted WEB a warrant to purchase 2,000,000 shares of its common stock, subject to vesting requirements requiring WEB to deliver one customer for each 25 shares. In other words, in order to earn the 2,000,000 warrants, WEB must, by May 22, 2004, deliver 80,000 phone and cable customers who subscribe to the Company's services. If WEB is unable to deliver a certain number of subscribers each year (which number increases over the life of the contract), a portion of the unvested warrants expire. The maximum number of vested shares that can be exercised by WEB cannot exceed 20% of the issued and outstanding common stock of the Company regardless of the number of shares vested. The warrants are exercisable at $5.40 per share for five years after they are issued, but no later than May 22, 2012. The Company may record marketing expenses to the extent that value is associated with the warrants as determined under the Black-Scholes method as prescribed under FASB 123.

     The Company will also pay WEB a commission of 1.75% on collected revenues for WEB customers (2.25% for customers in any property in which the Company has achieved a penetration rate in excess of 60%). The commission is paid for the life of the Company's contract with the property.

     Additionally, the Company sold WEB 25,000 shares of common stock at $4.00 per share prior to the public offering; and WEB purchased an additional 25,000 Units in the public offering at the public offering price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     The Statements contained in this Form 10-QSB ("Quarterly Report") of FirstLink Communications, Inc. (the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2.,"Managements Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of new business.

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, the ability of the Company to obtain bulk video contracts from the local cable provider in the Company's markets at economical terms and conditions, the risk of insufficient cable and phone penetrations, the ability of the Company to effectively manage growth, the ability of WEB to market the Company's products and services, general and local market conditions including the presence of competing companies, as well as the risk factors set forth in the "Risk Factors" on Form SB-2 (as filed with the Securities and Exchange Commission on July 27, 1998) and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

GENERAL

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.

OVERVIEW

     The Company provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes. Services consist of local and long distance telephone, cable television and high speed Internet access, in a single package at below market rates, on a single invoice for the resident. The Company's first property went on-line in September 1994. As of June 30, 1998, the Company passed 2,611 units in 11 properties, all in Portland, Oregon, numbering 1,579 cable and 1,166 telephone subscribers, respectively.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     The Company reported a net loss of $363,628 for the three months ended June 30, 1998, compared to a net loss of $105,398 for the same period of the prior year. The increase in net loss is primarily attributable to increased personnel and other selling, general and administrative expenses during 1998.

     Revenue increased by $121,826 or 63% for the three months ended June 30, 1998, compared to the same period of the prior year. The increase in revenue is attributable to the Company having eleven properties on line during the 1998 period compared to six properties during the same period of the prior year. The increase in revenue is not proportional to the increase in properties due to the timing of when properties were brought on line.

     Operating expenses increased by $107,881 or 80% for the three months ended June 30, 1998, compared to the same period of the prior year. The increase in operating expenses was due to the increase in properties between periods. Operating expenses were 77% of revenue for the three month period ended June 30, 1998 compared to 70% for the same period of the prior year.
     Selling, general and administrative expenses increased by $261,347 or 202% for the three months ended June 30, 1998, compared to the same period of the prior year. The increase between periods resulted from increases in payroll and related costs, travel expenses, advertising and promotion expenses, employee recruiting fees, and legal and regulatory costs associated with the Company's planned market expansion. Selling, general and administrative expenses were 124% of revenue for the three months ended June 30, 1998 compared to 67% for the same period of the prior year.

     Depreciation and amortization expenses increased by $1,404 or 7% for the three months ended June 30, 1998, compared to the same period of the prior year. Depreciation and amortization expense was 7% of revenue for the three months ended June 30, 1998 compared to 11% for the same period of the prior year.

     Other expense increased by $9,424 or 70% for the three months ended June 30, 1998 compared to the same period of the prior year. The increase between years resulted primarily from an increase in interest expense due to an
increase in capital leases.   Other expense was 7% of revenue for both periods
in both 1998 and 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     The Company reported a net loss of $747,857 for the six months ended June 30, 1998, compared to a net loss of $250,036 for the same period of the prior year. The increase in net loss is primarily attributable to increased personnel and other selling, general and administrative expenses, as well as a one-time non cash charge to other expense during 1998.

     Revenue increased by $239,868 or 67% for the six months ended June 30, 1998 compared to the same period of the prior year. The increase in revenue is attributable to the Company having eleven properties operating as of June 30, 1998 compared to six as of June 30, 1997. The increase in revenue is not proportional to the increase in properties due to the timing of when properties were brought on line.

     Operating expenses increased by $211,780 or 84% for the six months ended June 30, 1998, compared to the same period of the prior year. The increase in operating expenses was due to the increase in properties between years. Operating expenses were 77% of revenue for the six month period ended June 30, 1998 compared to 70% for the same period of the prior year.

     Selling, general and administrative expenses increased by $419,563 or 162% for the six months ended June 30, 1998 compared to the same period of the prior year. The increase between periods resulted from increases in payroll and related costs, travel expenses, advertising and promotion expenses, employee recruiting fees, and legal and regulatory costs associated with the Company's planned market expansion.

     Depreciation and amortization expense increased by $10,402 or 31% for the six months ended June 30, 1998 compared to the same period of the prior year. The increase between periods is due to an increase in property and equipment resulting from the increased number of properties on line between years. Depreciation and amortization expense was 7% of revenue for the six month period ended June 30, 1998 compared to 9% during 1997.

     Other expense increased by $95,944 or 149% for the six months ended June 30, 1998, compared to the same period of the prior year. The increase between periods resulted from a $105,000 one-time, non-cash charge to other expense related to the induced conversion of certain convertible notes during the first quarter of 1998, partially offset by a decrease in interest expense that was accreted on the Promissory Notes during 1997 that were not outstanding during 1998. Other expense was 27% of revenue for the six months ended June 30, 1998 compared to 18% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents of $88,764 compared to $389,415 at December 31, 1997. Net cash of $523,737 was used in operating activities during the six months ended June 30, 1998 which resulted from the Company's net loss offset by non cash charges related to a charge related to the induced conversion of certain convertible notes and depreciation and amortization expense.

     Net cash of $77,994 was used in investing activities during the six months ended June 30, 1998, which was comprised entirely of capital expenditures which consisted of down payments related to equipment leases and computers for new employees. At June 30, 1998, the Company had $550,000 of lease financing available for future capital expenditures. While management believes that available lease lines are sufficient to fund short-term capital requirements, additional lease financing will be required to fund the Company's long-term plans. The Company is currently pursuing various leasing alternatives to fund its anticipated long-term needs. In addition, the Company is also pursuing "switchless" alternatives whereby the Company would resell local dialtone and enhanced calling features that would be provided by competitive local exchange carriers in the local marketplace. By utilizing the existing telephony infrastructure of others, the Company can avoid the associated capital costs of acquiring switches. However, there is no certainty that the Company will be able to successfully negotiate such arrangements.

     Net cash of $301,080 was generated from financing activities during the six months ended June 30, 1998. This was the net result of the Company issuing shares of common stock in two private transactions offset by costs associated with the Company's initial public offering and principal payments under capital lease obligations.

     In July 1998, the Company completed the initial public offering of its common stock, selling 1,400,000 shares of stock and raising $6,347,000 of net cash proceeds. See Note 2 to the Condensed Financial Statements. Management believes that the Company's cash on hand and amounts available through lease financing arrangements will provide sufficient funds necessary for the Company to expand its business as currently planned and fund its operating deficits for at least the next twelve months.

     The Company has agreements with certain cable operators to purchase bulk cable signals at the Company's properties. As of June 30, 1998, the Company's commitment was $27,224 per month for such services. At June 30, 1998, there were no material commitments for capital expenditures. However, in August 1998, the Company issued to a vendor, a purchase order for approximately $551,000 for the acquisition of telephone switches for use in Portland, Denver and Seattle. The Company expects to take delivery of the equipment during September 1998 through November 1998. The Company anticipates financing the switches using existing and/or new lease facilities. Additionally, in August 1998, the Company entered into a contract with a vendor to provide billing and customer care systems for the Company. Under terms of the contract, the Company is obligated to pay the vendor $71,000 for the implementation of the billing and customer care system. The Company intends to pay the vendor using existing cash on hand.

     The Company is performing a comprehensive review of its information and support systems to determine whether such systems will properly function in the year 2000 and thereafter. Systems under review principally include the Company's switches and network operations systems, billing and financial systems, and the Company's internal communications systems. Although the Company relies primarily on systems developed with current technology that were designed to be year 2000 compliant, the Company may have to replace, upgrade or reprogram certain systems or equipment. The Company's due diligence also includes an evaluation of vendor-provided technology and the implementation of new policies to require vendors to confirm that they have disclosed and will correct any year 2000 compliance issues.

     The Company's Year 2000 evaluation process is expected to be complete during 1998 and is also being monitored by the Company's board of directors. Certain minor conversions and upgrades are already under way and the Company plans to have all identified compliance issues resolved by the end of 1998. The costs associated with resolving year 2000 issues are expensed as incurred and, in the aggregate, are not expected to have a material impact on the Company's financial condition or results of operations. While the Company believes that its software applications will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long distance carriers, cable providers or others on whose services the Company depends are not year 2000 compliant, it could have a material adverse effect on the Company's financial condition and results of operations.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

               Not applicable.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

     From time to time, the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation.

Item 2.        Changes in Securities

     During June 1998, the Company sold to Web Service Company, Inc.("WEB"), 25,000 shares of common stock in a private transaction for $100,000 pursuant to a letter of intent entered into by and between the Company and WEB. There were no associated offering costs. The proceeds were used for general working capital purposes.

Item 6.        Exhibits and Reports on Form 8-K

               Reports on Form 8-K:  Form 8-K filed September 10, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          FIRSTLINK COMMUNICATIONS, INC.



Dated:      September 11, 1998            By:  /s/ A. Roger Pease
            -------------------                ------------------------------
                                               A. Roger Pease, President



Dated:      September 11, 1998            By:    /s/ Jeffrey S. Sperber
            -------------------                ------------------------------
                                               Jeffrey S. Sperber, Chief
                                               Financial Officer