Form 10QSB
period 1998-09-30
FIRSTLINK COMMUNICATIONS INC
filed 1998-11-13
CIK 1035271

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________


                        Commission file number 01-14271


                        FIRSTLINK COMMUNICATIONS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

          OREGON                                            93-1197477
---------------------------------                    -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                190 SW HARRISON STREET, PORTLAND, OREGON 97201
            ------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                                (503) 306-4444
                              ------------------
             (Registrant's telephone number, including area code)


                                      N/A
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]  No [X]

As of November 13, 1998, the Registrant had 3,593,496 shares of its no par value Common Stock outstanding.

                                     INDEX


PART I.     FINANCIAL INFORMATION                                     Page
                                                                      ----

  Item 1.   Financial Statements                                        3

            Condensed Balance Sheets as of September 30, 1998
            (unaudited) and December 31, 1997                           3

            Condensed Statements of Operations for the Three and
            Nine Months ended September 30, 1998 and 1997 (unaudited)   4

            Condensed Statements of Cash Flows for the Nine Months
            ended September 30, 1998 and 1997 (unaudited)               5

            Notes to Condensed Financial Statements                     6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

            Forward-Looking Statements                                  7

            General                                                     7

            Overview                                                    7

            Three months ended September 30, 1998 compared to
            three months ended September 30, 1997                       7

            Nine months ended September 30, 1998 compared to
            the nine months ended September 30, 1997                    7

            Liquidity and Capital Resources                             7

  Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                                 7


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                           8

  Item 2.   Changes in Securities                                       8

  Item 6.   Exhibits and Reports on Form 8-K                            8

                        FIRSTLINK COMMUNICATIONS, INC.
                           CONDENSED BALANCE SHEETS

             September 30, 1998 (unaudited) and December 31, 1997


                                                  September 30,  December 31,
                                                      1998           1997
                                                  -------------  -------------
                                                   (Unaudited)

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                      $  5,866,200    $   389,415
  Accounts receivable, net of allowance for
     doubtful accounts of $11,913 and $8,716
     at September 30, 1998 and December 31,
     1997, respectively                                36,351         19,617
  Prepaid and other current assets                     77,876         59,227
                                                 -------------   -------------
     Total current assets                           5,980,427        468,259

PROPERTY AND EQUIPMENT, NET                           722,906        543,053

OTHER ASSETS                                          147,934         49,509

                                                 -------------   -------------
  Total assets                                   $  6,851,267    $ 1,060,821
                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                               $    137,602    $   142,130
  Accrued liabilities                                 129,422         99,580
  Current portion of capital lease obligations         31,411         40,897
  Other current liabilities                                 -        126,188
                                                 -------------   -------------
     Total current liabilities                        298,435        408,795

LONG-TERM DEBT:
  Capital lease obligations                           221,814        166,350
  Convertible notes payable                                 -        221,667
                                                 -------------   -------------
     Total long-term debt                             221,814        388,017
                                                 -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000
     shares authorized, no shares issued
     or outstanding                                         -              -
  Common stock, no par value; 20,000,000
     shares authorized; 3,593,496  and
     1,786,708 shares issued and outstanding
     at September 30, 1998 and
     December 31, 1997, respectively                8,410,495      1,240,102
  Retained deficit                                 (2,079,477)      (976,093)
                                                 -------------   -------------
     Total stockholders' equity                     6,331,018        264,009
                                                 -------------   -------------
     Total liabilities and stockholders'
       equity                                    $  6,851,267    $ 1,060,821
                                                 =============   =============


           See accompanying notes to condensed financial statements.

                        FIRSTLINK COMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                      For the Three and Nine Months Ended
                    September 30, 1998 and 1997 (unaudited)


                                  Three Months              Nine Months
                               Ended September 30,      Ended September 30,
                            ------------------------  -----------------------
                                1998        1997         1998        1997
                             ----------- -----------  ----------- -----------
[S]                         [C]          [C]         [C]          [C]


REVENUE                     $   326,409  $  255,139  $   925,893  $  614,755
                            -----------  ----------- -----------  -----------
EXPENSES:
Operating                       240,792     159,018      705,287     411,733
Selling, general and
  administrative                453,846     181,489    1,132,824     440,904
Depreciation and
  amortization                   27,914      18,874       71,652      52,210
                            -----------  ----------- -----------  -----------
  Total expenses                722,552     359,381    1,909,763     904,847
                            -----------  ----------- -----------  -----------
  Operating loss               (396,143)   (104,242)    (983,870)   (290,092)
                            -----------  ----------- -----------  -----------

OTHER (INCOME) EXPENSE:
  Interest, net                 (40,451)     12,698        8,958      75,920
  Other                            (166)      4,371      110,556       5,335
                            -----------  ----------- -----------  -----------
                                (40,617)     17,069      119,514      81,255

    Net Loss                $  (355,526) $ (121,311) $(1,103,384) $ (371,347)
                            ============ =========== ===========  ===========

PER SHARE AMOUNTS:
Basic and diluted loss
  per common share          $      (.11) $     (.10) $      (.46) $     (.36)
                           = ===========  =========== ===========  ===========

Basic and diluted
  weighted average
  common shares               3,166,466   1,224,293    2,421,372   1,030,575
                            ============ =========== ===========  ===========

[/TABLE]

           See accompanying notes to condensed financial statements.

                        FIRSTLINK COMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                           For the Nine Months Ended
                    September 30, 1998 and 1997 (unaudited)


                                                      1998           1997
                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (1,103,384)   $  (371,347)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Non-cash charge for debt conversion
     to equity                                        105,000              -
  Depreciation and amortization                        93,449         92,988
  Provision for losses on accounts receivable          30,292         30,816
  Changes in assets and liabilities:
     Accounts receivable                              (47,026)       (13,592)
     Prepaid and other assets                         (12,921)       (17,475)
     Accounts payable and accrued liabilities          25,314         46,311
     Other current liabilities                       (126,188)       (40,181)
                                                 -------------   -------------
       Net cash used in operating activities       (1,035,464)      (272,480)
                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (169,865)       (63,229)
  Equipment Deposits                                 (137,934)             -
                                                 -------------   -------------
                                                     (307,799)       (63,229)
                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock        6,855,710        658,399
  Proceeds from notes payable                               -        281,951
  Repayments of notes payable                               -         (5,000)
  Principal payments under capital leases             (35,662)       (21,959)
  Capitalized offering costs                                -        (25,900)
                                                 -------------   -------------
     Net cash provided by financing
       activities                                   6,820,048        887,491
                                                 -------------   -------------
    Net increase (decrease) in cash and
       cash equivalents                             5,476,785        551,782
CASH AND CASH EQUIVALENTS, beginning of period        389,415         15,119
CASH AND CASH EQUIVALENTS, end of period         $  5,866,200    $   566,901
                                                 =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid for interest                         $     61,452    $    27,367
  Cash paid for income taxes                                -              -
  Assets acquired under capital leases                 81,640         53,996
  Conversion of Promissory Notes to equity            199,552        245,000
  Other                                                33,781         15,024



           See accompanying notes to condensed financial statements

                        FIRSTLINK COMMUNICATIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998
                                  (Unaudited)


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

     The financial statements and related notes as of September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(2)  INITIAL PUBLIC OFFERING

     On July 27, 1998, the Company completed its initial public offering ("IPO") of its common stock to the public. The Company sold 1,400,000 units (the "Units") , with each Unit consisting of one detachable share of common stock and one detachable common stock purchase warrant (the "Warrants"). Two Warrants entitle the holder to purchase one share of the Company's common stock at a price of $8.10 per share during the three year period commencing July 27, 1998. As a result of the IPO, the Company received net proceeds of approximately $6,364,000 and expects to use the monies for the purchase or financing of telephone switching equipment, billing and MIS system
enhancements and working capital.   The Company's common stock and Warrants
are registered on the Nasdaq SmallCap Market under the symbols "FLCI" and "FLCIW" and on the Boston Stock Exchange under the symbols "FSL" and "FSLW."

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

(4)  STRATEGIC MARKETING AGREEMENTS

     Web Service Company
     -------------------
     On August 26, 1998, the Company signed a definitive agreement (the "Agreement") with Web Service Company, Inc. ("WEB"), one of the largest operators of coin operated laundry equipment and other services in apartment and condominium complexes in the United States. Based on information provided by WEB, the Company believes that WEB provides ancillary services to approximately 44,000 apartment complexes located in 26 states.

     Under terms of the Agreement, WEB will exclusively market the Company's services to properties with which WEB has an existing relationship that have more than 150 units in Dallas, Denver, Seattle and the San Francisco Bay Area (the "Exclusive Territories"). Based on information provided by WEB, the Company believes that WEB provides ancillary services to approximately 590 apartment complexes of that size passing approximately 150,000 units in the Exclusive Territories. As compensation for WEB's sales of the Company's services, the Company has granted WEB a warrant to purchase 2,000,000 shares of its common stock, subject to vesting requirements requiring WEB to deliver one customer for each 25 shares. In other words, in order to earn the 2,000,000 warrants, WEB must, by May 22, 2004, deliver 80,000 phone and cable customers who subscribe to the Company's services. If WEB is unable to deliver a certain number of subscribers each year (which number increases over the life of the contract), a portion of the unvested warrants expire. The maximum number of vested shares that can be exercised by WEB cannot exceed 20% of the issued and outstanding common stock of the Company regardless of the number of shares vested. The warrants are exercisable at $5.40 per share for five years after they are issued, but no later than May 22, 2012. As of September 30, 1998, no warrants have vested under the Agreement. The Company may record marketing expense to the extent that value is associated with the warrants as determined under the Black-Scholes method as prescribed under FASB 123.

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

     Foundation Limited
     ------------------
     On October 12, 1998, the Company signed a letter of intent with Foundation Limited ("Foundation"), a New York based merchant bank to market the Company's services to major owners and managers of apartments, specifically targeting REITs.

     Under terms of the letter of intent, Foundation will receive five year warrants to purchase 50,000 shares of the Company's common stock at $6.00 per share. Additionally, upon delivering contracts for 50,000 units, Foundation will receive five year warrants to purchase an additional 150,000 shares of the Company's common stock exercisable at $6.00 per share. Further, Foundation will receive a five year warrant to purchase an additional one million shares (the "Earnout Warrant"). The Earnout Warrant will vest at the rate of 20 shares for each delivered customer subject to minimum vesting requirements which increase over the five year period of the proposed agreement. However, the maximum number of shares which can be owned by Foundation shall not exceed 15% of the outstanding common stock of the Company. The Company expects to sign a definitive agreement prior to year end. The Company may record marketing expense to the extent that value is associated with the warrants as determined under the Black-Scholes method as prescribed under FASB 123.

(5)  STOCK OPTION PLAN

     On August 21, 1998, the Company's Board of Directors established the FirstLink Communications, Inc., 1998/1999 Combined Incentive Stock and Non-Qualified Stock Option Plan (the 1998 Plan). Options issued under the 1998 Plan shall not be priced at less than fair market value and expire no later than ten years from the date of grant. The vesting periods are at the discretion of the Company's Board of Directors, The 1998 Plan is subject to ratification by the majority vote of the holders of the Company's common stock within one year from the effective date of adoption for any incentive options granted under the 1998 Plan. The Company has made available 500,000 shares for grant under the 1998 Plan. During the third quarter of 1998, the Company issued options to purchase 200,000 shares of common stock under the 1998 Plan at a price of $2.56 per share with vesting terms of 33% on each anniversary date, commencing one year from the date of grant.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTE OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------
     The Statements contained in this Form 10-QSB ("Quarterly Report") of FirstLink Communications, Inc. (the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2.,"Managements Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of new business.

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

GENERAL
-------
     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.


OVERVIEW
--------
     The Company provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes. Services consist of local and long distance telephone, cable television and high speed Internet access, in a single package at below market rates, on a single invoice for the resident. The Company's first property went on-line in September 1994. As of September 30, 1998, the Company passed 2,611 units in 11 properties, all in Portland, Oregon, numbering 1,594 cable and 1,172 telephone subscribers, respectively.

     The Company has traditionally provided video signal to its customers by purchasing video product in bulk from the incumbent cable MSO, and reselling it as part of the Company's service package. In Portland, Oregon, and in the Company's target markets (Dallas, Denver, Seattle and San Francisco), the dominant cable provider is Tele-Communications, Inc. ("TCI"). The Company has historically had good relations with TCI in Portland.

     The Company has recently been informed by TCI that TCI is uncertain whether it can enter into similar arrangements with the Company in the future. The Company will continue to pursue this alternative with TCI, but there is no assurance that the Company will be successful in negotiating future agreements with TCI. As a result, the Company is uncertain as to how it will provide a video product to future properties.

     Furthermore, the Company had been pursuing reselling switched dialtone from Teleport Communications Group now known as AT&T Local Services (AT&T) as a way to provide local telephone service to "garden" or "campus" style apartments. The Company has been informed by AT&T that it may no longer offer wholesale residential dialtone to non affiliated entities.

     On November 3, 1998, the Company's Board of Directors and management agreed to develop an alternative business plan that does not contemplate reselling TCI or AT&T services. Additionally, the Board and management agreed to conserve the Company's capital until such time that a new plan can be approved by the Board. While management is currently negotiating with alternative providers for video and wholesale dialtone, there can be no assurance that the Company will develop a satisfactory business plan.

     As a result of these uncertainties, the Company, with WEB's consent, has decided to put on hold its planned market expansions until such time that a new business plan can be developed and approved.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997
------------------------------------------------------------------------------
     The Company reported a net loss of $355,526 for the three months ended September 30, 1998, compared to a net loss of $121,311 for the same period of the prior year. The increase in net loss is primarily attributable to increased personnel and other selling, general and administrative expenses during 1998 associated with managing the Company's planned market launches.

     Revenue increased by $71,270 or 28% for the three months ended September 30, 1998, compared to the same period of the prior year. The increase in revenue is attributable to the Company passing 2,611 units during the third quarter of 1998 compared to passing 1,643 during the same period of the prior year. The increase in revenue is not proportional to the increase in properties due to the timing of when properties were brought on line and the fact that the three properties brought on line during 1998 have not achieved the same penetration rates that the Company's properties have traditionally developed. Management attributes the lower penetrations to the demographics of these properties.

     Operating expenses increased by $81,774 or 51% for the three months ended September 30, 1998, compared to the same period of the prior year. The increase in operating expenses was due to the increase in properties between periods. Operating expenses were 74% of revenue for the three month period ended September 30, 1998 compared to 62% for the same period of the prior year.

     Selling, general and administrative expenses increased by $272,357 or 150% for the three months ended September 30, 1998, compared to the same period of the prior year. The increase between periods resulted from increases in payroll and related costs, travel expenses, advertising and promotion expenses, employee recruiting fees, and legal and regulatory costs associated with the Company's planned market expansion. At September 30, 1998 the Company had 20 full time employees compared to seven at September 30, 1997. Selling, general and administrative expenses were 139% of revenue for the three months ended September 30, 1998 compared to 71% for the same period of the prior year.

     Depreciation and amortization expenses increased by $9,040 or 48% for the three months ended September 30, 1998, compared to the same period of the prior year. Depreciation and amortization expense was 9% of revenue for the three months ended September 30, 1998 compared to 7% for the same period of the prior year.

     Other income increased by $57,686 for the three months ended September 30, 1998 compared to the same period of the prior year. The increase between years resulted primarily from interest income on the proceeds from the
Company's IPO offset by interest on capital leases.   Other income was 12% of
revenue for the three months ended September 30, 1998 compared to other expense of 7% in the same period of the prior year.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------
     The Company reported a net loss of $1,103,384 for the nine months ended September 30, 1998, compared to a net loss of $371,347 for the same period of the prior year. The increase in net loss is primarily attributable to increased personnel and other selling, general and administrative expenses, as well as a one-time non cash charge of $105,000 to other expense during 1998.

     Revenue increased by $311,138 or 51% for the nine months ended September 30, 1998 compared to the same period of the prior year. The increase in revenue is attributable to the Company passing 2,611 units for the majority of 1998 compared to an average of 1,356 during the nine months ended September 30, 1997. The increase in revenue is not proportional to the increase in units passed due to the timing of when properties were brought on line.

     Operating expenses increased by $293,554 or 71% for the nine months ended September 30, 1998, compared to the same period of the prior year. The increase in operating expenses was due to the increase in properties between years. Operating expenses were 76% of revenue for the nine month period ended September 30, 1998 compared to 67% for the same period of the prior year.

     Selling, general and administrative expenses increased by $691,920 or 157% for the nine months ended September 30, 1998 compared to the same period of the prior year. The increase between periods resulted from increases in payroll and related costs, travel expenses, advertising and promotion expenses, employee recruiting fees, and legal and regulatory costs associated with the Company's planned market expansion.

     Depreciation and amortization expense increased by $19,442 or 37% for the nine months ended September 30, 1998 compared to the same period of the prior year. The increase between periods is due to an increase in property and equipment resulting from the increased number of properties on line between years. Depreciation and amortization expense was 8% of revenue for both nine month periods.

     Other expense increased by $38,259 or 47% for the nine months ended September 30, 1998, compared to the same period of the prior year. The increase between periods resulted from a $105,000 one-time non- cash charge to other expense related to the induced conversion of certain convertible notes during the first quarter of 1998, partially offset by an increase in interest income due to the Company's IPO. Other expense was 13% of revenue for both nine months periods.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect implementation to have a significant impact on its financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP-98-5 broadly defines start-up activities and requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect implementation to have a significant impact on its financial statements.

     In June 1998, the FASB issues SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a significant impact on its financial statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     At September 30, 1998, the Company had cash and cash equivalents of $5,866,200 compared to $389,415 at December 31, 1997. The increase in the Company's cash position is due to the proceeds received from the Company's initial public offering. Net cash of $1,035,464 was used in operating activities during the nine months ended September 30, 1998 which resulted from the Company's net loss offset by a non cash charge related to the induced conversion of certain convertible notes.

     Net cash of $307,799 was used in investing activities during the nine months ended September 30, 1998, which was comprised entirely of capital expenditures. Such capital expenditures consisted of down payments related to switches and furniture, computers for new employees and the new billing system. At September 30, 1998, the Company had $2,000,000 of lease financing available for future capital expenditures, $500,000 of which is available immediately and $1,500,000 available January 1, 1999 subject to performance requirements. While management believes that the available lease line is sufficient to fund short-term capital requirements, additional lease financing may be required to fund the Company's long-term plans. The Company's future capital requirements will depend greatly upon the Company's ability to purchase from a CLEC(s) wholesale residential dialtone and enhanced calling features that could be resold by the Company. By utilizing the existing telephony infrastructure of others, the Company can avoid the associated capital costs of acquiring switches as well as the ongoing costs of operating and maintaining them. However, there is no certainty that the Company will be able to successfully negotiate arrangements that are profitable to the Company.

     Net cash of $6,820,048 was generated from financing activities during the nine months ended September 30, 1998. This was primarily the result of the Company completing the initial public offering of its common stock, selling 1,400,000 shares of stock and raising $6,364,000 of net cash proceeds. See
Note 2 to the Condensed Financial Statements. Management believes that the Company's cash on hand and amounts available through lease financing arrangements will provide sufficient funds necessary for the Company to expand its business as currently planned and fund its operating deficits for at least the next twelve months.

     The Company has agreements with certain cable operators to purchase bulk cable signals at the Company's properties. As of September 30, 1998, the Company's commitment was $27,224 per month for such services. At September 30, 1998, there were commitments for capital expenditures approximating $634,000 related to acquisition of telephone switches for use in Portland, Denver and Seattle, the implementation of the Company's new billing system, and leasehold improvements for the Company's new office. As part of the Company's direction to conserve capital, management has put on hold the acquisition of the telephone switches and the move to a new office. The Company anticipates financing the switches using existing lease facilities. The Company intends to pay for the billing system and leasehold improvements using existing cash on hand.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company is subject to litigation incidental to its business. The Company has been named as a defendant in a lawsuit alleging that the Company is responsible for the debt of a company from which some of the Company's assets were acquired. The lawsuit seeks $48,000 plus interest and attorney fees. The Company believes it has no liability in the matter and that the outcome will not have a material adverse impact on its liquidity or results of operations.

Item 2.   Changes in Securities
          ---------------------

          During July 1998 the Company competed its initial public offering as more fully described in Note 2 to the Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits:

               Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K:

               Form 8-K filed September 10, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     FIRSTLINK COMMUNICATIONS, INC.



Dated: November 13, 1998             By:  /s/ A. Roger Pease
       -----------------                  --------------------------------
                                          A. Roger Pease, President



Dated: November 13, 1998             By:  /s/ Jeffrey S. Sperber
       -----------------                  --------------------------------
                                          Jeffrey S. Sperber,
                                          Chief Financial Officer