Form 10KSB
period 1998-12-31
FIRSTLINK COMMUNICATIONS INC
filed 1999-04-13
CIK 1035271

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1998

                                      OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                        Commission File Number 01-14271

                        FirstLink Communications, Inc.
             -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Oregon                        93-1197477
             -----------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification Number)

                190 SW Harrison Street, Portland, Oregon 97201
             -----------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (503) 306-4444

                                Not Applicable
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past (90) days.  YES  [X]   NO  [  ]

     Check here if there is no disclosure of delinquent filers in response to
Item 405.  [X]

     The issuer's revenues for its most recent fiscal year was $1,246,011.

     The aggregate market value of the voting stock held as of April 5, 1999 by non-affiliates of the issuer was $5,539,872, based on the last sale price of its Common Stock on such date. As of April 5, 1999, the issuer had 3,597,150 shares of its no par value Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format.  YES  [  ]     NO  [X]

                                     INDEX

PART I
     Item 1.   Business
               The Company
               Business Strategy
               Properties
               Products and Services
               The Market
               Marketing Strategy
               Competition
               Key Suppliers
               Employees
               Legislation and Regulation
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

PART II
     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
               Introduction
               Results of Operations
               Liquidity and Capital Resources
               Year 2000
               Adoption of New Accounting Standards
     Item 7.   Financial Statements and Supplementary Data
     Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
     Item 9.   Directors and Executive Officers of the Registrant
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and Management
     Item 12.  Certain Relationships and Related Transactions

PART IV
     Item 13.  Exhibits and Reports on Form 8-K
               Exhibits
               Financial Statement Schedule
     Signatures

                                    PART I

Item 1.   Business

The Company

     FirstLink Communications, Inc. (the "Company") provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes ("MDUs"). Services provided include cable television ("CATV") and enhanced local and long-distance telephone services, collectively referred to as residential multi-tenant services ("RMTS"). In certain properties, the Company also provides high-speed internet services.

     The Company provides its services under right of entry contracts ("ROEs") with MDU property owners and service agreements with MDU residents. The ROEs allow the Company to exclusively market RMTS services to the property residents. The Company offers incentives to property owners such as revenue sharing, the ability to deal with one single provider for all telecommunication services, and the ability to differentiate their property by offering integrated telecommunication services to their residents.

     On February 9, 1999, the Company signed a letter of intent (the "LOI") with Peregrine Capital, Inc. ("Peregrine"), a Portland based investment company. Under terms of the LOI, Peregrine will purchase five million shares of the Company's common stock for $10 million, of which $6 million is to be paid in cash with the remainder to be paid under a three-year note agreement. Additionally, the LOI calls for Peregrine to arrange for a $25 million credit facility (the "Credit Facility") on the Company's behalf and that Peregrine must also deliver contracts with property owners totaling at least 60,000 units passed at closing. Peregrine may use proceeds from the Credit Facility to acquire the 60,000 units. Further, Peregrine will receive four million warrants to purchase the Company's common stock, exercisable for a period of four years commencing one year after closing of the transaction; two million warrants are exercisable at $5.50 per share and two million warrants are exercisable at $11.00 per share. The Company anticipates it will enter into a definitive agreement by April 30, 1999. The definitive agreement will be subject to approval by a majority of the Company's stockholders.

     The Company intends to use the proceeds from the Peregrine financing to grow its subscriber base by acquiring subscribers and ROEs from private and wireless cable operators. This represents a change in the Company's business strategy which previously relied solely on directly marketing to property owners and managers to grow its base.

     Pursuant to this new strategy, on March 11, 1999, a wholly owned subsidiary of Peregrine signed a letter of intent to acquire the assets and assume certain liabilities of U.S. Online Communications, Inc. ("USOL"), an Austin, Texas based provider of telecommunication services to residents of MDUs. USOL serves properties in Austin, Dallas, San Antonio, Denver and Washington, D.C., passing 15,000 total units.

     Upon consummation of the Company's transaction with Peregrine, the Company will acquire the assets and assumed liabilities of USOL from the Peregrine subsidiary. As consideration, the Company will issue 1.5 million shares of common stock to USOL stockholders and management, 750,000 of which vest over a three-year period. Additionally, the Company will also issue to USOL stockholders five-year warrants to purchase 1.5 million shares of the Company's common stock exercisable at $5.50 per share.

     The Company was organized in 1995 under the laws of the State of Oregon and its headquarters are located at 190 SW Harrison Street, Portland, Oregon 97201. Its telephone number is (503) 306-4444.

     The Company currently has ROEs with 16 residential developments in three cities in the United States. As of December 31, 1998, 12 of those properties were online, all in Portland, Oregon, representing 2,819 apartment units. As of December 31, 1998, the Company had 1,697 and 1,178 CATV and telephone customers, respectively.

Business Strategy

     The Company's primary objective is to become a leading provider of RMTS in the United States. The Company plans on accomplishing this objective by growing primarily through acquisitions and by providing outstanding customer service.

     The Company seeks to maximize enterprise value by acquiring private and wireless cable operators and their ROEs at attractive prices in strategic geographical clusters. The Company believes that it can improve the penetration rates in the acquired properties by offering improved channel line-ups, better customer service and additional services such as telephony and internet. Once the Company has established a presence in a market through acquisition, it plans to maximize the benefits of clustering by marketing directly to property owners and managers in that market.

     In order to facilitate its growth strategy, the Company intends to provide CATV services as a private cable operator ("PCO"). As a PCO, the Company will acquire programming through program access agreements and distribute the product through network on the MDU premises. The Company expects to leverage the expertise of USOL, which currently operates as a PCO. The Company has concluded that this change in CATV fulfillment methodology is necessary for the following reasons.

     First, the Company believes that it will become increasingly more difficult, if at all possible, to negotiate favorable bulk CATV resell agreements with the local multiple system operators ("MSOs"). The Company has experienced this in its recent negotiations with Tele-Communications, Inc. ("TCI"). It is the Company's belief that as TCI and AT&T begin to provide bundled phone and video products, they may view the Company as a competitor as opposed to a partner. Second, although more capital intensive, by operating as a PCO, the Company expects to significantly improve its CATV operating margins, thus reducing the time necessary to reach positive operating cash flow. Third, because the Company was acquiring signal from the local MSO, the MSO required an ROE agreement with the property owner in addition to the Company's. As a result, if the Company chooses to stop purchasing signal from the MSO, the MSO has the right to compete with the Company at the property. The Company has concluded that such joint CATV ROEs may diminish the enterprise value of the subscriber base. The Company will continue to honor its commitments under existing bulk CATV agreements.

     In addition, the Company is also exploring other ways to provide enhanced local dial tone, such as reselling services of competitive local exchange carriers ("CLECs"). Traditionally, the Company has provided local phone service by utilizing purchased switching hardware and software in combination with leased networks from the incumbent local exchange carrier ("LEC").

     The Company plans on growing as rapidly as its infrastructure and financing will allow, while maintaining its commitment to quality customer service. The Company believes that the back office infrastructure of USOL, such as its customer service call center, billing system and management information systems provide a scalable platform to support the Company's growth and strategy. It is the Company's intention to operate the business from Austin utilizing the USOL facilities.

Properties

     The Company currently has ROEs with 16 residential developments in five cities in the United States, including properties owned or managed by Equity Residential Properties Trust, Trammell Crow Residential, Harsh Investment Corp., and an affiliate of Prudential Insurance Company of America. Twelve of those properties were online as of December 31, 1998, representing 2,819 units. Contract terms range from five to 20 years with an average remaining term of 7.9 years.


          Property Location   Units Under Contract     Units Online
          -----------------   --------------------     ------------

          Portland, OR                3,500                   2,819
          Seattle, WA                   351                       -
          Denver, CO                    315                       -
                                    -------                --------
                                      4,166                   2,819
                                     =======                =======

Products and Services

     The Company offers standard and enhanced local and long-distance telecommunications and CATV services to residents of MDUs. The Company has historically provided CATV services by acquiring and reselling signal from the local franchised MSO. Enhanced local phone service has been provided by utilizing purchased switching hardware and software in combination with leased networks from the incumbent LEC, while long-distance telephone has been provided by reselling services purchased from inter-exchange carriers ("IXCs").

     As previously described, the Company anticipates changing the way it provides CATV services. The following discussion describes how the Company plans to provide CATV.

     The Company will deliver its CATV services by retransmitting programming signals via antenna and principal headend electronic equipment that receive and process signals from satellites. The Company will obtain its programming through program access agreements with suppliers of programming. The Company's private cable systems will also process and distribute off-air transmission signals from local network affiliates and independent television stations. The Company's cable system architecture generally eliminates the need for set-top converter boxes when it is connected to cable-ready television sets, and enables the Company to activate service for subscribers without entering into an apartment. It is anticipated that many of the Company's systems will use 18 GHz microwave relays to link more than one apartment community to a single headend, enabling the Company to realize grater economies of scale. In the future, management plans to employ whatever technology provides the most attractive return on invested capital without compromising its service, including analyzing and/or beta testing fiber optics and interdiction (automated work order processing) to provide expanded and enhanced services.

     The Company will offer to its subscribers a full range of popular CATV programming at competitive prices. Its basic MDU programming package will be generally priced competitively with the rate charged by incumbent MSOs. The Company will offer premium television services, including uninterrupted full-length motion pictures, regional sports channels, sporting events, concerts and other entertainment programming. Premium channels, including HBO, Cinemax, Showtime and The Disney Channel will be generally offered individually or in discounted packages with basic or other services. The Company will also offer movies, sporting events, concerts and other special events on a pay-per-view basis. In addition, the Company will offer each property its own dedicated channel, call "Community Link," that provides on-site management with the ability to communicate electronically with residents.

     The Company plans to introduce high-speed internet access to certain properties during 1999, utilizing the network of a national provider. The Company believes that its customers can experience speeds of up to 1 Mb per second, which is approximately 27 times faster than the 56K per second speed provided by dial-up modems for use over existing telephone lines.

The Market

     The United States telecommunications industry is large and robust. The cable television industry's revenues exceed $28 billion while local and long-distance telephone traffic is in excess of $200 billion.

     As a result of technological and regulatory changes that have occurred over the past few years, smaller companies have been able to compete more effectively in the CATV and telephony markets traditionally dominated by larger companies. This shift has enabled the RMTS industry to evolve as an early stage competitor in the CATV and telephony markets. The potential market for RMTS remains largely undeveloped, creating significant opportunities for companies with the technological, operational and administrative ability to manage growth effectively. First, there are few competitors relative to the size of the potential market, which is estimated to be approximately 6 million units across the United States located in MDUs of 200 units or more. Second, RMTS providers can offer their services selectively and at rates below those offered by traditional CATV and telecommunications companies. Due to their lower cost structure, reduced regulatory oversight, and economics of scale realized from an increased range of products and services offered, RMTS providers can generally offer revenue-sharing agreements to property owners to induce them to enter into long-term ROEs.

     The regulatory environment in the telecommunications industry has changed dramatically over the past few years. In 1990, the Federal Communications Commission (the "FCC") mandated that states act to shift the ownership of telephone wiring in customer premises from regional bell operating companies ("RBOCs") to property owners. This decision relieved regulated local telephone companies of the burden of wire maintenance and allowed property owners to decide how to use existing wiring. This regulatory development created the opportunity for private telecommunications operators to serve MDUs as resellers of local telephone network services. In the past, however, the cost of switching equipment and tariffs in local and long-distance exchange markets prevented private telecommunications operators from taking advantage of this opportunity.

     Recent changes in the telecommunications industry have enabled private telephone operators to package and resell all types of telecommunications services to MDU residents at competitive prices. These changes include (i) the development of highly reliable, efficient, low-cost private branch exchange and switching equipment, (ii) the proliferation of fiber optic transmission capacity, and (iii) the gradual decrease in barriers to entry into local markets. While these changes have created opportunities for private telephone operators, they have also created pricing pressures which may depress profit margins for such private telephone operators in the future.

Marketing Strategy

     The Company believes that it is important to enter target markets as quickly as practicable to establish an early market presence and to gain critical operating mass in advance of competitors. The Company currently targets apartment complexes with 150 or more units. The selling cycle for the Company's services includes proposal presentation, contract negotiations and service implementation, a cycle that can require more than six months to complete. While the Company plans to grow primarily through acquisition, securing new ROEs through direct marketing efforts is also an integral part of the Company's strategy to grow and achieve operating efficiencies.

     Both new construction and existing MDUs will be targeted. The Company will seek to secure new ROEs through one-on-one contracts, real estate investment trusts ("REITS"), associations and organizations and strategic agreements. One such strategic agreement the Company has executed is with Web Service Company, Inc. ("WEB").

     In August 1998, the Company entered into an exclusive marketing agreement with WEB (the "WEB Agreement"), one of the largest operators of coin operated laundry equipment in apartment and condominium complexes in the United States.

     Under terms of the WEB Agreement, WEB will exclusively market the Company's services to properties with which WEB has an existing relationship that have more than 150 units in Dallas, Denver, Seattle and the San Francisco Bay Area (the "Exclusive Territories"). Based on information provided by WEB, the Company believes that WEB provides ancillary services to approximately 590 apartment complexes of that size passing approximately 150,000 units in the Exclusive Territories. Due to the Company changing its focus to an acquisition strategy, the Company and WEB have mutually agreed to delay commencing marketing activities under the WEB Agreement. The Company and WEB are currently evaluating what role, if any, WEB can and should play in its future business activities.

Competition

     The market for CATV and telephony services is highly competitive. The Company competes for ROEs with other private cable operators and telecommunications providers. Under the terms of its ROEs, the Company generally is required to provide products and services that are competitive with those offered by other cable and telecommunications providers. The Company competes for customers on the basis of price, services offered and customer service. Franchised CATV operators, referred to as MSOs, and local telecommunications companies, known as RBOCs, represent the Company's principal competition. These competitors are typically very large companies with significantly greater resources than those of the Company. The Company competes directly for ROEs with these companies. The Telecommunications Act of 1996 (the "1996 Act") allows RBOCs to enter the cable business as well. The principal RMTS competitors of the Company are GE/RESCOM, OpTel, Inc., Cable Plus Group Company, LP, and OnePoint Communications, L.L.C.

Key Suppliers

     The Company currently leases transmission facilities from US WEST Communications, Inc. ("USWC"), MCI Worldcom and Frontier Communications. Cable television signal is acquired by the Company from TCI Cablevision of Oregon, Inc. and KBL Cablesystems of the Southwest, a Time Warner company. Switching hardware used by the Company is manufactured by Digital Telecommunications Inc. and Cortelco, formerly ITT Solid State. Its internet services provider is GTE Intelligent Network Services, Inc. The Company believes that alternative sources are available for all critical equipment and services that it utilizes from the above suppliers, and that such equipment and services can be obtained at prices comparable to those the Company is presently paying.

Employees

     The Company employs 13 persons on a full-time basis in its Portland offices. Of these employees, five are administrative or management and eight are in the areas of customer service, billing and operations. The Company believes its relationship with its employees to be good and none of the employees are union members. All of the Company's employees are at will.

Legislation and Regulation

     Government Regulation --General

     The Company is subject to regulation under both state and federal telecommunications laws which is fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission ("PUC" or "PSC"). On a federal level, the FCC, among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the recently enacted 1996 Act.

     Government Regulation -- CATV Regulatory Issues

     REGULATORY STATUS AND REGULATION OF PRIVATE CABLE OPERATORS. Franchise cable operators are subject to a wide range of FCC regulations regarding such matters as the rates charged for certain services, transmission of local television broadcast signals, customer services standards/procedures, performance standards and system testing requirements. In addition, the operator's franchise, which can be issued at the municipal, county or state level, typically imposes additional requirements for operation. These relate to such matters as system design and construction, provision of channel capacity and production facilities for public educational and government use, and the payment of franchise fees and the provision of other "in kind" benefits to the city.

     The operator of a video distribution system that serves subscribers without using any public right-of-way, referred to generally as a private cable operator, is exempt from the majority of FCC regulations applicable to franchised systems which do use public rights-of-way. Moreover, a state or local government cannot impose a franchise requirement on such operators.

     To remain exempt from extensive FCC regulation and local franchising requirements, the Company intends to confine its video distribution facilities to contiguous private property and obtain programming primarily via satellite master antenna television ("SMATV") facilities. The Company intends to rely on 18 GHz microwave links to cross public rights-of-way where necessary and technically feasible. The use of microwave frequencies to transmit video signals across a public right-of-way is not considered a "use" of the right-of-way sufficient to trigger a local franchising requirement or FCC regulation applicable to franchised operators. The Company intends to be a private cable operator in all of the markets that it serves.

     The use of 18 GHz microwave links nationwide could be affected generally by two ongoing proceedings at the FCC. In the first proceeding, the FCC is considering whether to provide for routine "blanket" licensing of large numbers of small antenna earth stations in a range of frequency bands including the 18 GHz band. If the proposed operations are allowed, it is possible that the Company would be required to use more sophisticated and more expensive equipment to maintain signal quality in its point-to-point 18 GHz microwave links. It is also possible that the proposed operations would cause interference with these links that could not be remedied entirely. In the second proceeding, initiated on April 1, 1998, the FCC has been asked to authorize the use of the 12 GHz band for transmission of video programming. Such action would expand the general availability of microwave links. More importantly, a 12 GHz link can cover approximately twice the distance of an 18 GHz link and consequently would allow the Company to integrate systems over a larger area.

     Even structuring its operations in the foregoing manner, the Company will have to comply with various FCC rules, including the following: the FCC's signal leakage rules, which require monitoring and testing of its facilities, various Equal Employment Opportunity requirements (including annual reports and implementation of a nondiscrimination policy and a positive program to encourage equal opportunity), requirements that the Company obtain the consent of commercial broadcast stations for transmission of the stations' signals and rules requiring the closed captioning of programming.

     ACCESS TO PROPERTY. Federal law provides franchise cable operators access to public rights-of-way and certain private easements. These provisions generally have been limited by the courts to apply only to external easements and franchise operators have not been able to use these rights to access the interior of MDUs without owner consent. In some jurisdictions, franchise operators have been able to use state or local access laws to gain access to property over the owner's objection and in derogation of a competing provider's exclusive contractual right to serve the property. These statutes, referred to as "mandatory access" provisions, typically empower only franchise cable operators to force access to an MDU to provide service to the residents regardless of whether the owner objects or has entered into a contract with an alternative provider of video services such as the Company. Thus, in jurisdictions where a mandatory access provision has been enacted, a franchise operator would be able to access an MDU and provide service in competition with the Company regardless of whether the Company has an exclusive ROE with the owner. The ability of franchise operators to force access to an MDU and take a portion of the subscriber base could negatively effect the Company's operating margin at a particular property. It is often the case, particularly at the local level, that the mandatory access provision is suspect under constitutional principles because, for example, it does not provide the MDU owner to be compensated for the "taking" of its property which results.

     An ongoing FCC proceeding raises the possibility that direct broadcast satellite ("DBS") and multi-channel, multi-point distribution service ("MMDS") operators will be granted rights on a national basis similar to the mandatory access provided to franchise cable operators in some state and local jurisdictions. The FCC recently adopted rules prohibiting homeowners associations, manufactured housing parks and state and local governments from imposing any restriction on a property owner that impairs the owner's installation, maintenance or use of DBS and MMDS antennas one meter or less in diameter or diagonal measurement. The FCC has sought comment on the possibility of adopting rules that would prohibit MDU owners from imposing such restrictions on residents of their rental properties. If the FCC were to adopt such rules, DBS and MMDS operators, through tenant choice, presumably would be able to gain access to serve individual residential units within MDUs without the owner's consent.

     INSIDE WIRING. Last year, the FCC issued new rules governing the disposition of inside wiring by incumbent operators in MDUs upon termination of service when the incumbent operator owns the wiring. In some instances, a new provider such as the Company faces difficulty in taking over a property because the ownership of the wiring is uncertain or contested and the property owner is hesitant to allow installation of additional wiring. The new rules address this issue and facilitate competition from new providers by requiring the incumbent operator to choose between sale, removal or abandonment of the wiring within certain time constraints and by allowing installation of wiring within an incumbent's molding in certain instances. The rules are currently the subject of petitions for reconsideration at the FCC and at least one judicial challenge in the Eighth Circuit Court of Appeals.

     In conjunction with the issuance of the inside wiring provisions, the FCC sought comment on a number of related issues which it will address in new rules. It is considering, among other things, whether to (i) adopt a cap on the duration of exclusive contracts equal to the amount of time reasonably necessary to recover capital costs (the FCC has proposed a cap of seven years); (ii) limit the ability of multi-channel video programming distributors ("MVPDs") with market power (typically the local franchisee) to enter into exclusive contracts, (iii) take action to address the anti-competitive effects of perpetual exclusive contracts (those continuing though all future renewals of the franchise), such as by allowing MDU owners to void these contracts pursuant to a "fresh look" mechanism; (iv) require competing providers to share a single system of wiring; (v) extend existing rules on cable home wiring (that wiring within residential units up to twelve inches outside each unit) to all MVPDs and not just franchise operators; and/or (vi) extend rights of subscribers to install their own cable wiring within MDUs. The comments filed in this proceeding are divided on many of the key issues regarding treatment of exclusive and perpetual contracts.

     Given the limited subscriber base at MDUs, it is important for the Company to be able to rely upon exclusive contracts as a means of maximizing its revenue at a particular property. Thus, if in implementing rules to address the foregoing issues, the FCC imposes too short a cap on exclusive contracts or otherwise unduly limits their use, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the perpetual contracts often utilized by franchise operators inhibit competition from alternative providers such as the Company or stifle it altogether if such contracts are exclusive. If the FCC does not grant MDU owners broad enough powers to extricate themselves from perpetual contracts with franchise operators, the number of MDUs at which the Company could compete would be diminished, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     REGULATION OF DBS PROVIDERS. Congress is considering legislation that, if enacted, could make it easier for the Company to use DBS as a source of programming while at the same time making it easier for DBS providers to compete. The proposals would greatly expand the areas in which DBS providers can distribute local TV stations and network signals and would reduce the license fees that DBS providers must pay for carrying broadcast signals. Finally, proposed FCC regulations could limit the ability of MDU owners to deny tenants the right to subscribe to DBS service.

     REGULATION OF FRANCHISE CABLE TELEVISION RATES. The FCC regulates the rates that franchise cable systems charge for basic monthly service, expanded basic service and certain customer premises equipment. As an exception to the general uniform rate requirement, the regulations allow certain "bulk" discounts to MDU customers, enabling franchise cable systems to be more competitive with private operators such as the Company. In addition, rate regulation does not apply if the franchise operator is subject to "effective competition" as defined by the FCC or if the operator qualified for the "small operator" exemption. The FCC is currently considering revisions to the uniform rate regulations and the foregoing exemptions, which revisions may affect the level of protection the regulations afford private operators. More generally, the regulations do not prohibit discriminatory pricing for services other than rate-regulated services and associated installation and equipment costs. Although regulation of rates for expanded basic service is scheduled to be eliminated in March 1999, recent cable rate increases have resulted in pressure on Congress to extend this "sunset" date.

     Actions by the FCC that expand the freedom of franchise operators to set rates or the termination of rate regulation altogether could allow franchise operators to subsidize competition at MDUs through their citywide operations. This could have a material adverse effect on the Company's business, financial condition and results of operations.

     COPYRIGHT. The broadcast programming to be distributed by the Company contains copyrighted material. Accordingly, the Company will have to pay copyright fees for its use of that material (copyright liability for satellite-delivered programming is typically assumed by the supplier). The U.S. Copyright Office recently ruled that private systems located in "contiguous communities" (or operating from one headend) will be treated as one system and that the revenue for such systems must be combined in the calculation of copyright fees. If the combined revenue figure is high enough, it results in more complicated fee calculations and higher fees. The Company intends to structure its programming to minimize the revenue associated with retransmission of television and radio broadcasts in an effort to maintain a simplified filing status and to reduce its copyright liability in the event it must file under the more complicated formula.

     Government Regulation -- Telephony Regulatory Issues

     In providing telecommunications services to its customers, the Company will operate as either a shared tenant service ("STS") provider or a CLEC, as well as an IXC. Fewer than a dozen states impose certification and/or tariffing requirements on STS providers, while virtually all states do so with respect to CLECs. While the FCC and a majority of states impose certification and/or tariffing requirements on IXCs, federal and state regulation of IXCs has been relaxed substantially over the past few years. CLECs remain subject to a wide array of regulatory constraints and obligations. By contrast, regulation of STS providers is minimal. The Company is certified as a CLEC in the states of Colorado, Oregon, Washington, and Texas and intends to seek like authority when it enters other states. The Company also has authority to operate as an IXC in the same states and will seek authority to act as an IXC to the extent such authority is required when the Company enters new states.

     The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of legal, regulatory, economic and operational barriers to competitive entry. These changes provided the Company with new opportunities to provide local telephone services on a more cost-effective basis. The 1996 Act, however, also provides the RBOCs with a means to enter the long-distance market, which introduced a number of substantial new competitors in that market. On balance, management believes that the Company will benefit significantly from the market-opening provisions of the 1996 Act.

Item 2.   Properties

     The Company leases 2,100 square feet of office space at 190 SW Harrison Street in Portland, Oregon under a five-year lease expiring on October 31, 2001. In addition, the Company has leased 4,500 square feet of office space at 117 SW Taylor in Portland, Oregon under an eight-year agreement with an option to terminate at any time after the sixtieth month.

     It was the Company's intention to relocate its headquarters to the Taylor Street location. However, given the USOL acquisition and the Company's plan to manage operations from the USOL facility in Austin, the Taylor Street location is no longer necessary. It is the Company's plan to remain in the Harrison Street location, utilizing the space for its Portland field office and sublease the office space at Taylor Street. The Company believes it will be able to sublease the aforementioned space. The Company believes its office space is sufficient for the next several years. Additionally, the Company maintains equipment, primarily switches, at various locations to provide local dial tone for its customers.

Item 3.   Legal Proceedings

     There are no material existing or pending legal proceedings to which the Company is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

     The Company's common stock and certain common stock purchase warrants trade on the Nasdaq SmallCap Market under the symbols "FLCI" and "FLCIW", respectively.

     Set forth in the following table are high and low bid quotations for each quarter in the fiscal year ended December 31, 1998. The Company completed its initial public offering ("IPO") on July 27, 1998 and, accordingly, there was no public market for its stock or warrants prior to that date. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

                              Common Stock            Warrants
                       ------------------------------------------------
  Quarter Ended           High          Low        High          Low
  -------------        ----------    --------- ----------   --------------

  March 31, 1998              N/A          N/A        N/A             N/A
  June 30, 1998               N/A          N/A        N/A             N/A
  September 30, 1998   $     4.50    $    1.50 $      .56   $         .13
  December 31, 1998    $     2.31    $    1.13 $      .25   $         .06


     There were approximately 550 holders of record of the Company's common stock as of April 5, 1999.

     No dividends have been declared or paid by the Company, nor does the Company anticipate paying cash dividends on the shares of common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion of the financial condition and results of operations of the Company, the description of the Company's business, as well as other sections of this Form 10-KSB contain certain forward-looking statements. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control.

     The Company provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes. Services provided include cable television and enhanced local and long-distance telephone services. In certain properties, the Company also provides high-speed internet access. The Company's primary objective is to become a leading provider of RMTS in the United States. The Company plans to accomplish this objective by growing primarily through acquisitions and by providing outstanding customer service. The Company seeks to maximize enterprise value by acquiring private and wireless cable operators and their ROEs at attractive prices in strategic geographical clusters. The Company believes that it can improve the penetration rates in the acquired properties by offering improved channel line-ups, better customer service and additional services such as telephony and internet access.

     In order to finance this strategy, subsequent to year end the Company signed the LOI with Peregrine, a Portland based investment company. Under terms of the LOI, Peregrine will purchase five million shares of the Company's common stock for $10 million, of which $6 million is to be paid in cash with the remainder to be paid under a three-year note agreement. The note accrues interest at 5% per annum and will be payable three years from the date of the note. Additionally, the LOI calls for Peregrine to arrange for a $25 million credit facility (the "Credit Facility") on the Company's behalf and that Peregrine must also deliver contracts with property owners totaling at least 60,000 units passed at closing. Peregrine may use proceeds from the Credit Facility to acquire the 60,000 units. Further, Peregrine will receive four million warrants to purchase the Company's common stock, exercisable for a period of four years commencing one year after closing of the transaction; two million warrants are exercisable at $5.50 per share and two million warrants are exercisable at $11.00 per share. The Company anticipates it will enter into a definitive agreement by April 30, 1999. The definitive agreement will be subject to approval by a majority of the Company's stockholders.

     The Company intends on using the proceeds from the Peregrine financing to grow its subscriber base by acquiring subscribers and ROEs from private and wireless cable operators. This represents a change in the Company's business strategy which previously relied solely on directly marketing to property owners and managers to grow its base.

     Pursuant to this new strategy, on March 11, 1999, a wholly owned subsidiary of Peregrine signed a letter of intent to acquire the assets and assume certain liabilities of USOL, an Austin, Texas based provider of telecommunication services to residents of MDUs. USOL serves properties in Austin, Dallas, San Antonio, Denver and Washington, D.C., passing 15,000 total units.

     Upon consummation of the Company's transaction with Peregrine, the Company will acquire the assets and assumed liabilities of USOL from the Peregrine subsidiary. As consideration, the Company will issue 1.5 million shares of common stock to USOL stockholders and management, 750,000 of which vest over a three-year period. Additionally, the Company will also issue to USOL stockholders five-year warrants to purchase 1.5 million shares of the Company's common stock exercisable at $5.50 per share.

     The Company's first property, the 525-unit Portland Center Apartments complex, went online in September 1994. The properties under contract as of December 31, 1998 totaled 4,166 units, of which 2,819 were online. Contract terms range from five to 20 years.

Results of Operations

     Year Ended December 31, 1998 Compared to December 31, 1997

     The Company reported a net loss of $1,833,974 for the year ended December 31, 1998 compared to a net loss of $578,276 for the year ended December 31, 1997. The increase in net loss is primarily attributable to increased selling, general and administrative expenses that were incurred as the Company added management and other personnel for its anticipated growth.

     Revenue increased by $366,108, or 42%, for the year ended December 31, 1998, compared to the prior year. The increase in revenue is due to the Company having an average of 2,628 units online during 1998, compared to 1,620 during 1997.

     Operating expenses increased by $387,918, or 67%, for the year ended December 31, 1998, compared to the prior year. Operating expenses were 78% of revenue during 1998, compared to 66% of revenue during 1997. The increase in operating expenses resulted primarily from the increase in revenue as such expenses are generally variable with revenue. However, the Company also experienced a deterioration in margins, specifically long distance and cable. Long distance margins were adversely impacted by several factors, including the utilization of more aggressive pricing plans which reduced the average revenue per minute, and a change in the mix of calls made which resulted in an increase in international and calling card calls, both of which have lower margins for the Company. Cable margins decreased due to the bulk agreements signed during 1998 having higher costs per unit than those the Company operated under during 1997. The Company plans to address its long-distance call mix and pricing structures in order to improve margins. Additionally, as previously mentioned, the Company plans to operate as a private cable operator and discontinue purchasing in bulk from the local MSO in most cases. This should result in improving cable margins significantly. It is critical that the Company improve its operating margins if it is to achieve positive operating cash flow. Management believes that the USOL acquisition will help improve margins for the Company.

     Selling, general and administrative expenses increased by $1,071,049, or 153%, for the year ended December 31, 1998, compared to the prior year. Selling, general and administrative expenses were 142% of revenue during 1998, compared to 80% during 1997. Selling, general and administrative expenses increased as a result of increases in salary and related expenses associated with the additional personnel hired by the Company to manage and execute the Company's planned growth. Additional expenses that increased substantially between years were insurance, public relations, legal and regulatory, rent, and travel and entertainment, many of which were directly related to the Company's new public status.

     Depreciation and amortization expenses increased by $33,193, or 47%, for the year ended December 31, 1998, compared to the prior year. Depreciation and amortization expense was 8% of revenue in both 1998 and 1997. The increase in depreciation and amortization expense is due to an increase in property and equipment resulting from an increase in properties online between years.

     Other expense increased by $129,646, or 122%, for the year ended December 31, 1998, compared to the prior year. Other expense was 19% of revenue during 1998, compared to 12% during 1997. The increase between years resulted from a one-time noncash charge to other expense related to the induced conversion of certain convertible notes during the first quarter of 1998, and down payments on certain switching equipment that were forfeited when the Company decided not to purchase the equipment. These charges were partially offset by interest income earned on the Company's investments and cash equivalents.

     The Company has net operating loss carryforwards which are available to offset future financial reporting and taxable income. Net operating loss carryforwards for tax purposes totaled approximately $2,500,000 at December 31, 1998, and expire in 2011 through 2018.

     A provision of the Internal Revenue Code ("IRC") requires the utilization of net operating losses be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred in 1996, 1997 and 1998. If the Company's agreement with Peregrine is approved by the Company's stockholders, the Company will have incurred another ownership change under IRC Section 382. These ownership changes would limit the utilization of any net operating losses incurred prior to the change in ownership date.

     The difference between expected tax benefit, computed by applying the federal statutory rate of 34% to loss before taxes, and the actual tax benefit of $0 is primarily due to the increase in the valuation allowance for deferred taxes.

Liquidity and Capital Resources

     At December 31, 1998, the Company had cash and cash equivalents of $1,617,582, compared to $389,415 at December 31, 1997. Additionally, the Company held investment securities of $3,284,495 at December 31, 1998, compared to $0 at December 31, 1997. The increase in the Company's cash and investment position is due to the proceeds received from the Company's IPO. Net cash of $1,640,918 was used in operating activities for the year ended December 31, 1998, which resulted from the Company's net loss offset by noncash charges for the induced conversion of certain convertible notes, as well as a charge related to stock options.

     Net cash of $3,936,823 was used in investing activities for the year ended December 31, 1998. This consisted of $652,328 utilized for capital expenditures and $3,284,495 spent on the purchase of investment securities. Capital expenditures consisted of computers, a billing system, a new Portland switchroom, and leasehold improvements and furniture related to the Company's new office. Total expenditures on the new office and switchroom totaled approximately $339,000.

     Net cash of $6,805,908 was provided by financing activities during the year ended December 31, 1998. This was primarily the result of the Company completing the IPO of its common stock, which raised approximately $6,364,000 of net cash proceeds. Additionally, the Company sold stock in two private transactions (prior to the IPO being completed) netting an additional $490,000. Principal payments under capital leases totaled $49,352 and partially offset the proceeds from sales of common stock.

     In the Company's prospectus, it was anticipated that the net cash proceeds would be $6,539,000. The difference between actual and estimated proceeds was due to actual offering costs exceeding estimated costs by $175,000, Through December 31, 1998, the Company had spent approximately $1,463,000 of the offering proceeds applied as follows: capital expenditures $465,000; system improvements $116,000; and salaries and other general and administrative costs $882,000. The actual expenditures were within the estimated allocation parameters disclosed under "Use of Proceeds" in the Company's prospectus.

     In February 1999, the Company signed a letter of intent with Peregrine to provide $35 million of equity and debt to finance the Company's acquisition strategy. In addition, the Company has available a $2 million master lease agreement for purchases of telecommunications equipment, computers and office equipment, of which $500,000 is available immediately and $1.5 million is subject to performance requirements. The Company believes that the financing provided by Peregrine, combined with existing cash and investment securities as well as amounts available under its lease line, will be sufficient to fund the Company's business plan for at least the next 12 months.

     It is the Company's belief that the Peregrine financing, cash and investments on hand, and available lease financing should be sufficient to acquire and/or develop a number of MDUs that would enable the Company to achieve positive operating cash flow (EBITDA). The Company believes this break-even level to be approximately 60,000 units passed given historical penetration rates. However, to grow the business beyond the 60,000-unit level, the Company will require additional financing. Such financing may include a secondary offering of the Company's common stock, public or private debt placements, or financing from traditional lending institutions.

     The Company has agreements with certain cable operators to purchase bulk cable signals at the Company's properties. As of December 31, 1998, the Company's commitment was $32,759 per month for such services. At December 31, 1998, there were no commitments for capital expenditures.

Year 2000

     The Company has completed a comprehensive review of its information and support systems to determine whether such systems will properly function in the year 2000 and thereafter. Systems reviewed principally include the Company's switches and network operations systems, billing and financial systems, and the Company's internal communications systems. Although the Company relies primarily on systems developed with current technology that were designed to be year 2000 compliant, the Company will have to replace certain equipment. The Company has identified its Cortelco switch as being noncompliant and it will have to be replaced sometime during 1999. The Company is currently evaluating several solutions for replacing the Cortelco switch. At December 31, 1998, the switch had a net book value of $70,649. Additionally, the Company has identified that its DXC switch will require a software upgrade to be year 2000 compliant. The Company anticipates completing the upgrade during the second quarter of 1999. The Company's due diligence also included an evaluation of vendor provided technology and the implementation of new policies to require vendors to confirm that they have disclosed and will correct any year 2000 compliance issues.

     The costs associated with investigating and resolving year 2000 issues have been minor and have been expensed as incurred. Replacing the Cortelco and upgrading the DXC switches are not expected to have a material impact on the Company's financial condition or results of operations. The Company estimates year 2000 remediation will be approximately $180,000. While the Company believes that its software applications will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long-distance carriers, cable providers or other on whose services the Company depends are not year 2000 compliant, it could have a material adverse effect on the Company's financial condition and results of operations. The Company is continuing to monitor its operations for year 2000 readiness, including developing its contingency plan to be year 2000 compliant. If additional year 2000 compliance issues are discovered, the Company will evaluate the need for repair or replacement or contingency plans to such issues.

Adoption of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are now required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as a cumulative effect of a change in accounting principles upon adoption. The Company will adopt the provisions of SOP 98-5 at the beginning of 1999 and does not anticipate that this new standard will have a material impact on future results of operations.

Item 7.   Financial Statements and Supplementary Data

     The financial statements of the Company appear on page F-1 of this Form 10-KSB. The financial statement schedule required under Regulation S-X is filed pursuant to Item 13 of this Form 10-KSB, and appears on page S-1 of this Form 10-KSB.

     All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements, related notes or other schedules.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 9.   Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company, and their ages as of the date of this Form 10-KSB, are as follows:


          Name                             Age         Position
          ----                              ---        --------

          A. Roger Pease (2)(3)             52     Chairman of the Board
                                                  Chief Executive Officer
          Thomas E. McChesney (1)(2)(3)     51           Director
          Robert F. Olsen (1)(3)            49           Director
          Jeffrey S. Sperber                34    Chief Financial Officer
                                                         Secretary
          James F. Twaddell (1)(2)          58           Director

---------------------

(1) Independent directors. The Company will maintain at least two (2) independent directors on it Board of Directors.
(2)  Member of Audit Committee.
(3)  Member of Compensation Committee.

     A. Roger Pease was appointed President and Chief Executive Officer of the Company in January 1996. From June 1994, Mr. Pease served as Chief Executive Officer, President or Manager of the Company's predecessors. Previously, Mr. Pease was President and Chief Executive Officer of Payline Systems, Inc. since 1987. From 1983 to 1987, he was employed by Lattice Semiconductor Corporation as Vice President of Finance, Vice President of Strategic Planning and Administration, and as a consultant. From 1979 to 1983, Mr. Pease was a Partner with the Portland office of the accounting firm of Touche, Ross & Co., where he served as Director of Management Consulting Operations. Mr. Pease, a certified public accountant, holds a Masters of Business Administration degree from Northwestern University (1970) and a Bachelor of Arts degree in Finance from the University of Illinois (1968).

     Thomas E. McChesney was appointed as a Director in January 1996. He is a registered representative of Blackwell Donaldson & Co., a securities broker-dealer. From January 1996 to October 1996, Mr. McChesney was associated with Bathgate McColley Capital Group, LLC. Previously, Mr. McChesney was an officer and director of Paulson Investment Co. and Paulson Capital Corporation from March 1977 to June 1995. Mr. McChesney also serves on the boards of Labor Ready, Inc., a company listed on the Nasdaq Stock Market; T. Angell & Co., Inc.; and Nation's Express, Inc.

     Robert F. Olsen was appointed as a Director in January 1996. Mr. Olsen previously served as Director of Payline Systems from May 1992 until May 1995. Mr. Olsen is the Chairman and Chief Executive Officer of J.R. Roberts Corporation, which he co-founded in 1980. J.R. Roberts Corporation is the largest construction company in Sacramento, California, specializing in commercial, industrial and multi-family housing projects. J.R. Roberts Corporation has offices in Sacramento, Seattle, Portland, and Orange County. From 1971 to 1980, he served as Manager of Marketing and Director of East Coast Construction and Special Projects for Continental Heller, a large national construction company based in California. Mr. Olsen holds two degrees from Oregon State University: a Bachelor of Science degree in Civil Engineering and a Bachelor of Arts degree in Business Administration (1971).

     Jeffrey S. Sperber was appointed Chief Financial Officer in October 1997 and Secretary in March 1999. From August 1995 to September 1997, Mr. Sperber was the Controller of TCI Wireline, Inc., a business unit of Tele-Communications, Inc., engaged in providing local telephone service. From August 1991 to August 1995, he was employed by Concord Services, Inc., a privately held international conglomerate based in Denver, Colorado, where he was responsible for the accounting and finance of both public and privately held entities, most recently, as Chief Financial Officer of its manufacturing and processing business unit. From September 1986 to August 1991, he was employed by Arthur Andersen & Co. in Denver, Colorado, as a senior auditor.

     James F. Twaddell was elected as a Director of the Company in February 1998. He is a member of the investment banking group of Schnieder Securities, Inc., located in Providence, Rhode Island. From 1974 through 1995, Mr. Twaddell served as Chairman of Barclay Investments, Inc., a member firm of the National Association of Securities Dealers, Inc. (the "NASD"). Mr. Twaddell also served as Chairman of Regional Investment Brokers, Inc., a 125-member cooperative association of regional investment bankers and broker/dealers conducting business throughout the United States. For the 1993 to 1995 term, he was elected to serve on both the NASD District 11 Committee and the District Business Conduct Committee. He has served as Chairman of the Board of First Mutual Fund, a 30-year-old publicly traded mutual fund, since 1979. He has also served as a Trust Manager of Grove Property Trust, a public REIT that is engaged in the acquisition, repositioning, management and operation of mid-priced, multi-family communities in the Northeastern United States, since 1994. Mr. Twaddell received his Bachelor of Arts degree from Brown University in 1961.

     There are no family relationships among directors or persons nominated or chosen by the Company to become a director, nor any arrangements or understandings between any director and any other person pursuant to which any director was elected as such. Each director is elected to serve for a term of one (1) year until the next annual meeting of stockholders or until a successor is duly elected and qualified. The present term of office of each director will expire at the next annual meeting of stockholders.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's Bylaws.

     During 1998, the Company formed the Audit and Compensation Committees of the Board of Directors. The Audit Committee is chaired by Mr. McChesney, and the Compensation Committee chaired by Mr. Olsen. Those committees consist of three members each, including two outside directors. No member of those committees will receive any additional compensation for his service as a member of that committee. The Audit Committee is responsible for providing assurance that financial disclosures made by management of the Company reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by management, reviews with management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of management representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities.

Director Nominee

     The Company has granted ProFutures Bridge Capital, LP ("ProFutures"), a substantial stockholder, the right to nominate a director, subject to the Company's approval. ProFutures has not exercised that right as of the date of this Form 10-KSB.

     Upon closing of the transaction with Peregrine, Peregrine shall have the right to designate a majority of the Company's directors.

Director Compensation

     Directors who are also executive officers of the Company receive no additional compensation for their services as directors. Directors who are not executive officers of the Company are paid a $500 fee for each board meeting they attend. In addition, directors are entitled to be reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company. Additionally, directors are eligible for stock options under the Company's option plans. A total of 80,000 options have been granted to outside directors.

Limitation on Directors' Liability; Indemnification

     The Company has adopted provisions in its Articles of Incorporation and Bylaws that limit the liability of its directors to the fullest extent permitted by the Oregon Business Corporation Act (the "OBCA"). Under the Company's Articles and Bylaws, as permitted by the OBCA, no director is liable to the Company or its stockholders for monetary damages for his conduct as a director of the Company. Such limitation of liability does not affect a director's liability for (a) a breach of the director's duty of loyalty to the Company or its stockholders; (b) any acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of the law; or
(c) any unlawful distribution, or a transaction from which the director receives an improper personal benefit. Such limitation of liability also does not affect the availability of equitable remedies such as injunctive relief or rescission.

     The Company's Articles of Incorporation permit, and its Bylaws require, the Company to indemnify officers and directors to the fullest extent permitted by the OBCA. These agreements, among other provisions, provide indemnification for certain expenses (including attorney fees), judgments, fines and settlement amounts incurred in any action or proceeding, including any action by or in the right of the Company.

     The effect of this provision in the Company's Articles of Incorporation is to eliminate the rights of the Company and its stockholders (through stockholder's derivative suits on behalf of the Company) to recover monetary damages against a director for breach of his fiduciary duty of care as a director described in clauses (a) through (c) above. This provision does not limit nor eliminate the rights of the Company or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care. The Bylaws provide that if Oregon law is amended, in the case of alleged occurrences of actions or omissions preceding any such amendment, the amended indemnification provisions shall apply only to the extent that the amendment permits the Company to provide broader indemnification rights than the OBCA permitted the Company to provide prior to such amendment.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

Item 10.  Executive Compensation

     The following table summarizes the compensation paid to the Company's Chief Executive Officer and to its Chief Financial Officer, its most highly compensated executive officers, for all services rendered in all capacities to the Company for each of the last three fiscal years, which represents all officers compensated in excess of $100,000.

                                    TABLE 1
                          SUMMARY COMPENSATION TABLE
                                                        Long Term Compensa-
                           Annual Compensation(1)       tion Awards Payouts
                         --------------------------     -------------------
                                                         Other
                                                        Annual   Securities
Name and                                                Compen-  Underlying
Principal                Fiscal    Salary    Bonus      sation     Options
Position                  Year       ($)      ($)      ($)(1)(2)   (SARs)
---------------          -------  --------   -----     --------- ----------

A. Roger Pease,
  President and CEO       1998    $96,908   $10,000     $30,000   $100,000
                          1997          -         -      96,000    160,000
                          1996          -         -      96,000           -
Jeffrey S. Sperber, CFO   1998    $88,321   $10,000     $10,809   $  33,333
                          1997          -         -      13,500      66,667
                          1996          -         -           -           -

------------------------------
(1) Mr. Pease was paid $8,000 per month pursuant to an oral management agreement with the Company during 1996 and 1997. During January 1998 through March 1998, he was paid $10,000 per month under the same oral agreement. Beginning in April 1998, the oral agreement was terminated and Mr. Pease became an employee. His current salary is $150,000 per year.
(2) Mr. Sperber was paid as a contractor through February 15, 1998. He became an employee effective February 16, 1998. His current salary is $105,000 per year.

Salary Continuation Agreements

     The Company has entered into Salary Continuation Agreements with Messrs. Pease and Sperber, as well as Ms. Ramona L. Kelly, a key employee. Under the terms of the agreements, which are substantially similar, these individuals would receive one year's salary as severance if involuntarily terminated, as defined in the agreements. Additionally, if involuntarily terminated, all vested stock options do not have to be exercised until one year after the shares underlying the option plans have been registered. If the option plans have not been registered by January 30, 2000, then these individuals would have cashless exercise rights, as defined in the agreements.

Stock Incentive Plan

     In August 1998, the Company established the FirstLink Communications, Inc. 1998-1999 Combined Incentive and Nonqualified Stock Option Plan (the "1998 Plan"). Options issued under the 1998 Plan shall not be priced at less than fair market value and expire no later than ten years from the date of grant. The vesting periods are at the discretion of the Company's Board of Directors. The 1998 Plan is subject to ratification by the majority vote of the holders of the Company's common stock within one year from the effective date of adoption for any incentive options granted under the 1998 Plan. Until ratified, all options issued under the 1998 Plan will be non-qualified as the Board of Directors has the authority to issue non-qualified options. The Company has made available 500,000 shares for grant under the 1998 Plan. During 1998, the Company issued options to purchase 199,999 shares of common stock with vesting terms of 33% on each anniversary date over a three-year period. In February 1997, the Company's Board of Directors adopted the 1997 Restated Combined Incentive Stock and Non-qualified Stock Option Plan (the "1997 Plan"), which was ratified by the stockholders in February 1998. Options issued under the 1997 Plan shall not be priced at less than fair market value and expire no later than ten years from the date of grant. The vesting periods are at the discretion of the Company's Board of Directors. The Company has made available 533,333 shares for grant under the 1997 Plan. As of December 31, 1998, the Company had issued options to purchase 505,000 shares of common stock with varying three-year vesting terms under the 1997 Plan.

     The following tables set forth certain information as of December 31, 1998, concerning non-qualified stock options granted to and exercised by the named executive officer and the fiscal year end value of unexercised options on an aggregated basis.

                                    TABLE 2
                          Option/SAR Grants for Last
                        Fiscal Year - Individual Grants

                          Number of   % of Total
                         Securities  Options/SARs
                         Underlying   Granted to     Exercise
                        Options/SARs Employees in     or Base    Expiration
Name/Title/Fiscal Yr     Granted (#)  Fiscal Year  Price ($/Sh)     Date
----------------------  ------------ ------------  ------------  ----------

A. Roger Pease,
  President and CEO
  1998                     100,000        29%          $2.31     August 2008
  1997                     160,000        38%          $1.13      Feb 2007
Jeffrey S. Sperber, CFO
  1998                     33,333         10%          $2.31     August 2008
  1997                     66,667         16%          $1.13      Oct 2007


---------------------

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.
(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options. The fair market value of the securities underlying the options, based on the closing bid price on December 31, 1998, was $1.19 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 1998 by (i) each person who owns beneficially more than 5% of the Company's common stock;
(ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares held, unless otherwise stated.

                               Number of Shares      Percentage of Shares
Name and Address of Owner    Beneficially Owned(1)   Beneficially Owned(2)
-------------------------    --------------------    --------------------

  A. Roger Pease(3)               226,667                     6.1%
  190 SW Harrison Street
  Portland, OR  97201

  Robert F. Olsen(4)              125,346                     3.5%
  7745 Greenback Lane
  Citrus Heights, CA  95610

  Jeffrey S. Sperber(5)            33,333                      <1%
  190 SW Harrison Street
  Portland, OR  97201

  Steven M. Bathgate(6)(7)        424,720                    11.4%
  5350 S. Roslyn Way, #380
  Englewood, CO  80111

  Thomas E. McChesney(8)          149,101                     4.1%
  200 SW Market Street
  Portland, OR  97201

  Eugene C. McColley(6)(9)        331,020                     9.0%
  5350 S. Roslyn Way, #380
  Englewood, CO  80111

  James F. Twaddell                 2,000                      <1%
  Two Charles Street
  Providence, RI  02904

  ProFutures Bridge               212,800                     5.8%
    Capital Fund, L.P. (10)
  5350 S. Roslyn Way, #380
  Englewood, CO  80111

  All Executive Officers and                         536,447      14.7%
    Directors as a Group
    (5 persons)

-------------------

(1) Except as set forth in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares. Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of December 31, 1998, or within sixty (60) days of such date, all treated as outstanding when determining the percent of the class owned by such person and when determining the percent owned by a group.
(2) Applicable percentage is based on 3,597,150 shares of common stock outstanding on March 1, 1999.
(3) 103,334 shares are owned by Mr. Pease in his individual retirement account. Also includes 3,333 shares owned by Mr. Pease's wife, of which he disclaims beneficial ownership; and presently exercisable stock options by Mr. Pease to purchase 120,000 shares of common stock at $1.13 per share.
(4) Includes 96,654 shares beneficially owned by J.R. Roberts Corporation, of which Mr. Olsen is the Chairman and Chief Executive Officer, and options exercisable to purchase 20,000 shares of common stock at $1.13 per share.
(5) Consists of presently exercisable options to purchase shares of common stock.
(6) Includes 152,720 shares and warrants to purchase 14,445 shares owned by Caribou Bridge Fund, LLC. Messrs. Bathgate and McColley own the Administrator of Caribou. They disclaim beneficial ownership of such shares. Also includes 29,161 shares of common stock and 4,445 shares of common stock underlying presently exercisable warrants owned by Kiawah Capital Partners, an entity that Messrs. Bathgate and McColley own equally. Fifty percent of those shares and warrants are attributable to each Mr. Bathgate and McColley.
(7) Includes 18,667 shares owned by Bathgate Family Partnership II, of which Mr. Bathgate is a general partner.
(8) Includes 7,779 shares of common stock owned by Mr. McChesney's wife, of which he disclaims beneficial ownership. Also includes 28,580 shares of common stock and 20,000 shares of common stock underlying presently exercisable warrants and vested options, respectively.
(9) Includes 48,000 shares of common stock underlying presently exercisable warrants.
(10) Includes 53,333 shares of common stock underlying presently exercisable warrants. ProFutures is a limited partnership. Its general partners are Bridge Capital Partners, Inc. James H. Perry is the President, Director and sole stockholder of Bridge Capital Partners, Inc.

Item 12.  Certain Relationships and Related Transactions

     In April 1994, Payline Systems, Inc. ("Payline"), a publicly traded corporation, entered into a five-year contract with Pacific Union Property Services, the management company for Portland Center Apartments, to provide telecommunications services to the tenants of the Portland Center Apartments. Shortly thereafter, Payline formed FirstLink Communications, L.L.C. ("FLC"), and assigned that contract to FLC. In January 1995, FLC signed a seven-year contract with RiverPlace II Joint Venture to provide services to the tenants of RiverPlace. Subsequently, FLC borrowed a total of $250,000 from three investors, including J.R. Roberts Corporation and Thair Q. Schneiter, a director and major stockholder of the Company. The investors obtained as collateral for the loan a security interest in all assets of FLC, including the two contracts and certain equipment. In May 1995, the investors foreclosed on their notes, which were in default, and obtained the assets of FLC. They assigned the assets to a newly formed limited liability company, FirstLink Tenant Services, L.L.C. ("FTS"). On January 1, 1996, the Company acquired substantially all of the assets of FTS, in exchange for 133,333 shares of common stock. The acquisition of these net assets was accounted for using the purchase method of accounting. As the Company and FTS were entities under common control, the assets and liabilities of FTS were recorded by the Company using the carryover basis in such assets and liabilities of $82,790. Because of the nature of this transaction, it cannot be considered to have resulted from an arms-length negotiation between the Company and the investors.

     In October 1996, the Company issued 6,667 shares of common stock to each of Mr. McChesney, a Director of the Company, and Messrs. Bathgate and McColley, who are substantial stockholders of the Company, in consideration of their guaranteeing a $125,000 equipment lease. The Company also agreed to issue an additional 200 shares per month to each of those individuals for each month that the guarantee is outstanding. Through December 31, 1998, the Company had issued an additional 5,800 shares to each such individual.

     In 1997, the Company issued 8,692 shares to Mr. Olsen, and 1,060 shares to Mr. McChesney, directors of the Company, as consideration for their guarantees of a second lease.

     Messrs. Bathgate and McColley are principals of Bathgate McColley Capital Group, LLC ("BMCG"), who acted as the Company's Placement Agent in three private offerings of the Company in 1997 and 1998. In connection with such offerings, they were paid commissions aggregating $135,852 in 1997 and $38,000 in 1998, and issued persons affiliated with BMCG warrants to purchase a total of 157,000 shares of common stock.

     Each of the above transactions, except the transaction in which the Company acquired the assets of FTS, were approved or ratified by a majority of disinterested directors. The Board of Directors has determined that any future transactions with officers, directors, or principal stockholders will be approved by the disinterested directors and will be on terms no less favorable than could be obtained from an unaffiliated third party. The Board of Directors will obtain independent counsel or other independent advice to assist in that determination.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

     (a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see
          Exhibit Index on page 21 of this Report.

     (b) During the last quarter of the period covered by this Report, the Company did not file any reports on Form 8-K.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 13, 1999
                              FIRSTLINK COMMUNICATIONS, INC.


                              By:  /s/ A. Roger Pease
                                   ------------------------------------
                                   A. Roger Pease, President

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Roger Pease and Jeffrey S. Sperber, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:    April 13, 1999           /s/ A. Roger Pease
                                   ------------------------------------
                                   A. Roger Pease, Chief Executive Officer,
                                   President and Director


Dated:    April 13, 1999           /s/ Jeffrey S. Sperber
                                   ------------------------------------
                                   Jeffrey S. Sperber, Chief Financial
                                   Officer and Secretary


Dated:    April 13, 1999           /s/ Thomas E. McChesney
                                   ------------------------------------
                                   Thomas E. McChesney, Director


Dated:    April 13, 1999           /s/ Robert F. Olsen
                                   ------------------------------------
                                   Robert F. Olsen, Director


Dated:    April 13, 1999           /s/ James F. Twaddell
                                   ------------------------------------
                                   James F. Twaddell, Director

                               INDEX TO EXHIBITS

                                  FORM 10-KSB

Exhibit Number      Description
--------------      -----------
     (3.)(ii)       Bylaws (1)
     (23)           Consent of Independent Auditors
     (24)           Power of Attorney (included on page 20)

(1) Filed with the initial Registration Statement of Form SB-2, filed April 2, 1998, Commission File No. 333-49291.

                        FIRSTLINK COMMUNICATIONS, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Independent Auditors' Report                                               F-2
Balance Sheet                                                              F-3
Statements of Operations                                                   F-4
Statements of Stockholders' Equity                                         F-5
Statements of Cash Flows                                                   F-6
Notes to Financial Statements                                              F-7
Independent Auditors' Report on Financial Statement Schedule               S-1
Schedule of Valuation and Qualifying Accounts                              S-2

                             KPMG PEAT MARWICK LLP
                        1211 SW 5th Avenue, Suite 2000
                              Portland, OR 97204
          (503) 221-6500 (telephone)      (503) 796-7650 (facsimile)




                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
FirstLink Communications, Inc.

We have audited the accompanying balance sheet of FirstLink Communications, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstLink Communications, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
Portland, Oregon

January 29, 1999, except for note 1
  which is at March 11, 1999)

                        FIRSTLINK COMMUNICATIONS, INC.
                                 Balance Sheet
                               December 31, 1998


Current assets:
  Cash and cash equivalents                       $    1,617,582
  Investments                                          3,284,495
  Accounts receivable, net of allowance for
     doubtful accounts of $33,194                         87,131
  Other receivables                                       55,872
Prepaid and other current assets                          35,953
                                                  ---------------
       Total current assets                            5,081,033
                                                  ---------------
Property and equipment, net of accumulated
  depreciation                                         1,173,668
Other assets                                               9,078
                                                  ---------------
       Total assets                               $    6,263,779
                                                  ===============
Current liabilities:
  Accounts payable                                $      206,916
  Accrued liabilities                                    169,105
  Current portion of capital lease obligations            62,051
                                                  ---------------
       Total current liabilities                         438,072
                                                  ---------------
Capital lease obligations, less current portion          177,279

Commitments and contingencies (note 9)

Stockholders' equity:
  Preferred stock, no par value; 1,000,000 shares
     authorized; no shares issued or outstanding               -
  Common stock, no par value; 20,000,000 shares
     authorized; 3,593,550 shares issued and
     outstanding                                       8,458,495
  Retained deficit                                    (2,810,067)
                                                  ---------------
       Total stockholders' equity                      5,648,428
                                                  ---------------
       Total liabilities and stockholders' equity $    6,263,779
                                                  ===============



                See accompanying notes to financial statements.

                        FIRSTLINK COMMUNICATIONS, INC.
                           Statements of Operations

                                        Years ended December 31
                                     ------------------------------
                                          1998            1997
                                     -------------   --------------

Revenue                               $  1,246,011     $    879,903
                                      -------------   --------------
Expenses:
  Operating                                968,115          580,197
  Selling, general and administrative    1,772,421          701,372
  Depreciation and amortization            103,148           69,955
                                      -------------   --------------
       Total expenses                    2,843,684        1,351,524
                                      -------------   --------------
       Operating loss                   (1,597,673)        (471,621)
                                      -------------   --------------
Other (income) expense:
  Interest, net                             96,998          107,305
  Other                                    139,303             (650)
                                      -------------   --------------
                                           236,301          106,655
                                      -------------   --------------
Net loss                              $ (1,833,974)        (578,276)
                                      =============   ==============
Net loss per share, basic and diluted $       (.68)            (.50)
                                      =============   ==============
Weighted average common shares, basic
 and diluted                             2,716,867        1,162,397
                                      =============   ==============









                See accompanying notes to financial statements.

                        FIRSTLINK COMMUNICATIONS, INC.
                      Statements of Stockholders' Equity


                                                                  Total
                               Common Stock                   Stockholders'
                            ------------------    Retained       Equity
                            Shares      Amount     Deficit      (deficit)
                             -------    -------   ---------   -------------

Balance at December
  31, 1996                    766,400   $234,702   (397,817)      (163,115)

Common stock issued
  pursuant to Promissory
  Notes                        52,800     17,424           -        17,424
Common stock issued in
  payment of Promissory
  Note interest                 3,879      4,364           -         4,364
Conversion of Promissory
  Notes into common stock     217,780    245,000           -       245,000
Sale of common stock, net
  of stock offering costs     728,888    721,449           -       721,449
Common stock issued
  pursuant to guarantor
  agreements                   16,961     17,163           -        17,163
Net loss                            -          -   (578,276)      (578,276)
                             --------   --------   ---------   ------------
Balance at December
 31, 1997                   1,786,708  1,240,102   (976,093)       264,009

Conversion of Convertible
  Notes into common
  stock, net of offering
  costs                       186,667    304,552           -       304,552
Common stock purchased under
  stock option agreements         833        937           -           937
Non-cash stock compensation         -     48,000           -        48,000
Sale of common stock, net of
  stock offering costs      1,613,889  6,854,323           -     6,854,323
Common stock issued
  pursuant to guarantor
  agreements                    5,453     10,581           -        10,581
Net loss                            -          - (1,833,974)    (1,833,974)
                             --------   --------   ---------   ------------
Balance at December
  31, 1998                  3,593,550 $8,458,495 (2,810,067)     5,648,428

                             ========   ========   =========   ============



                See accompanying notes to financial statements.

                        FIRSTLINK COMMUNICATIONS, INC.
                           Statements of Cash Flows

                                                  Years ended December 31
                                                 -------------------------
                                                     1998         1997
                                                 ------------  -----------

Cash flows from operating activities:
 Net loss                                       $ (1,833,974)  $ (578,276)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                     125,395      130,262
   Provision for losses on accounts
     receivable                                       51,574       43,250
   Non-cash charge for stock options                  48,000            -
   Non-cash charge for debt conversions to
     equity                                          105,000            -
   Changes in assets and liabilities:
     Accounts receivable                            (119,088)     (39,196)
     Prepaid and other current assets                (25,948)     (59,563)
     Accounts payable and accrued
       liabilities                                   134,311       17,408
     Other current liabilities                      (126,188)     (50,233)
                                                 ------------  -----------
       Net cash used in operating
       activities                                 (1,640,918)    (536,348)
                                                 ------------  -----------
Cash flows from investing activities:
 Capital expenditures                               (652,328)     (70,090)
 Purchase of investment securities                (3,284,495)           -
                                                 ------------  -----------
       Net cash used in investing
       activities                                 (3,936,823)     (70,090)
                                                 ------------  -----------
Cash flows from financing activities:
 Net proceeds from sales of common stock           6,855,260      738,873
 Proceeds from Promissory Notes                            -      102,576
 Repayments of Promissory Notes                            -       (5,000)
 Proceeds from Convertible Notes                           -      172,077
 Principal payments under capital leases             (49,352)     (27,792)
                                                 ------------  -----------
       Net cash provided by financing
       activities                                  6,805,908      980,734

       Net increase in cash and cash
       equivalents                                 1,228,167      374,296

Cash and cash equivalents, beginning of
 year                                                389,415       15,119
                                                 ------------  -----------
Cash and cash equivalents, end of year          $  1,617,582   $  389,415
                                                 ============  ===========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest                         $     77,929   $   51,791
 Cash paid for income taxes                                -            -

Supplemental cash flow information of
 non-cash investing and financing
 activities:
  Assets acquired under capital leases                81,435       73,694
  Conversion of Convertible Notes to equity          199,552            -
  Conversion of Promissory Notes to equity                 -      245,000
  Other                                               33,781        15,024


                See accompanying notes to financial statements.

                        FIRSTLINK COMMUNICATIONS, INC.
                         Notes to Financial Statements
                               December 31, 1998


(1)  Business and Organization

     FirstLink Communications, Inc. (FirstLink or the Company), an Oregon corporation, is an integrated telecommunications service company providing local telephone, long distance telephone, enhanced calling features and cable television services to residents of multi-family apartment and condominium complexes. The services are provided to the tenants in accordance with long-term operating agreements between the Company and the property owners under which the property owners share in the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either FirstLink or the local telephone company and long distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize FirstLink.

     On February 9, 1999, the Company signed a letter of intent (the LOI) with Peregrine Capital, Inc. (Peregrine) a Portland based investment company.
Under terms of the LOI, Peregrine will purchase 5 million shares of the Company's common stock for $10 million, of which $6 million is to be paid in cash with the remainder to be paid under a three year note agreement. The note accrues interest at 5% per annum and will be payable three years from the date of the note. Additionally, the LOI calls for Peregrine to arrange for a $25 million Credit Facility (the Credit Facility) on the Company's behalf and that Peregrine must also deliver contracts with property owners totaling at least 60,000 units passed at closing. Peregrine may use proceeds from the Credit Facility to acquire the 60,000 units. Further, Peregrine will receive 4 million warrants to purchase the Company's common stock, exercisable for a period of four years commencing one year after closing of the transaction; 2 million warrants are exercisable at $5.50 per share and 2 million are exercisable at $11.00 per share. The definitive agreement will be subject to approval by a majority of the Company's shareholders.

     The Company intends on using the proceeds from the Peregrine financing to grow its subscriber base by acquiring subscribers and right of entry agreements from private and wireless cable operators. This represents a change in the Company's business strategy which previously relied on directly marketing to property owners and managers, solely to grow its base.

     Additionally, the Company plans to provide cable television signal to its properties by acting as a private cable operator (PCO). As a PCO, the Company will acquire programming through program access agreements and distribute the product through network located on the property premises. This approach marks a change from the Company's previous cable fulfillment method which was to buy in bulk from the incumbent franchised cable operator and resell it to its customers.

     On March 11, 1999, a wholly owned subsidiary of Peregrine signed a letter of intent to acquire the assets and assume certain liabilities of U.S. Online Communications, Inc. (USOL), an Austin, Texas based provider of telecommunication services to residents of multi-family apartments and condominiums. USOL serves properties in Austin, Dallas, San Antonio, Denver and Washington D.C., passing 15,000 total units.

     Upon consummation of the Company's transaction with Peregrine, the Company will acquire the assets and assumed liabilities of USOL from the Peregrine subsidiary. In exchange, the Company will issue 1.5 million shares of common stock to USOL shareholders and management, 750,000 of which will vest over a three year period. Additionally, the Company will also issue to USOL shareholders five-year warrants to purchase 1.5 million shares of the Company's common stock exercisable at $5.50 per share.

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Investments

     The Company's investment securities are comprised of U.S. Treasury securities and have been classified as held to maturity in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, at December 31, 1998. Such securities, which mature between two and nine months, are recorded at amortized cost which approximates fair value.

Property and Equipment

     Property and equipment is stated at cost, including installation cost. The Company provides for depreciation using the straight-line method over estimated useful lives of three to five years on computer and office equipment and ten years on network equipment. Property and equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance are expensed as incurred.

Revenue Recognition

     Revenue is recognized when services are provided.

Financial Instruments

     The carrying amount of cash equivalents, investments, trade accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The fair value of capital lease obligations were estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reverse Stock Split

     In connection with the Company's initial public offering, the Company's Board of Directors authorized a 1 for 1.5 reverse stock split, effective July 27, 1998. All share and per share amounts in the financial statements reflect the reverse stock split as if it had occurred on January 1, 1997. Unit amounts have not been restated.

Common Stock and Loss Per Share

     The Company adopted SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock resulted in the issuance of common stock.

     In accordance with SFAS No. 128, the calculation of basic and diluted EPS does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Common stock equivalents related to stock options and warrants totaling 128,828 and 646 are anti-dilutive during 1998 and 1997, respectively, and were not included in the diluted net loss per share calculation.

Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretation (APB No. 25). The Company has provided pro forma disclosures as if the fair value based method of accounting for these plans, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There is no difference between net loss and comprehensive loss for years ended December 31, 1998 and 1997.

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS
No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

(3)  Property and Equipment

     Property and equipment, including assets owned under capital leases of $324,693 is comprised of the following:



     Network equipment                       $   840,674
     Computers and office equipment              306,611
     Leasehold improvements                      237,365
                                             ------------
                                               1,384,650
     Less accumulated depreciation,
          including $53,906 applicable
          to assets under capital leases        (210,982)
                                             ------------
     Net property and equipment              $ 1,173,668
                                             ============


(4)  Accrued Liabilities

     Accrued liabilities consist of the following at December 31, 1998:



          Excise tax                         $    92,154
          Commissions                             43,337
          Audit                                   31,000
          Other                                    2,614
                                             ------------
                                             $   169,105
                                             ============

(5)  Income Taxes

     The difference between expected tax benefit, computed by applying the federal statutory rate of 34% to loss before taxes, and the actual tax benefit of $-0- is primarily due to the increase in the valuation allowance for deferred taxes.

     The Company's deferred tax assets are comprised of the following components at December 31, 1998:



          Net operating loss carryforwards   $   983,000
          Other                                   49,000
                                             ------------
          Total gross deferred tax assets      1,032,000
          Less valuation allowance            (1,032,000)
                                             ------------
          Net deferred tax assets            $         -
                                             ============

     The valuation allowance for deferred tax assets as of January 1, 1998 and 1997 was $373,000 and $152,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $659,000 and $221,000, respectively. The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be utilized. Although management expects future results of operations to be profitable, it emphasized past performance rather than growth projections when determining the valuation allowance. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

     The Company has net operating loss carryforwards which are available to offset future financial reporting and taxable income. Net operating loss carryforwards for tax purposes totaled approximately $2,500,000 at December 31, 1998 and expire in 2011 through 2018.

     A provision of the Internal Revenue Code requires the utilization of net operating losses be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred in 1996, 1997 and 1998. If the Company's agreement with Peregrine is approved by the Company's shareholders, the Company will have incurred another ownership change under IRC Section 382. These ownership changes would limit the utilization of any net operating losses incurred prior to the change in ownership date.

(6)  Debt

Promissory Notes

     During 1997 and 1996, the Company issued unsecured promissory notes (the Promissory Notes) aggregating $250,000. The Promissory Notes bore interest at 8% per annum with both principal and interest payable on or before March 31, 1997. As an additional inducement, the holders of the Promissory Notes received 440 shares of the Company's common stock for each $1,000 of principal. The Promissory Notes were originally recorded at $213,700, which represents the $250,000 in proceeds less a discount of $36,300 assigned to the common stock. The fair value of the common stock was based on other recent equity transactions with third parties. The discount was accreted to the debt over the life of the Promissory Notes as a financing cost. The accretion of the value assigned to the common stock is included in interest expense in the accompanying financial statements. In 1997, $245,000 of the Promissory Notes, plus accrued interest, were converted into 221,659 shares of the Company's common stock. The remaining $5,000 and accrued interest was paid in full during 1997.

Convertible Notes

     During 1997, the Company issued unsecured convertible notes (the Convertible Notes) with a face value of $420,000 and 560,000 shares of common stock pursuant to a private placement memorandum (the Private Placement). Total proceeds from the Private Placement was $840,000. The Convertible Notes bore interest at 6% per annum, payable semiannually commencing June 30, 1998, matured three years from the date of issuance and were convertible into shares of the Company's common stock at $3.00 per share. The Convertible Notes were originally recorded at $210,000, which represents the face value of $420,000 less a discount of $210,000 which was assigned to the common stock. The 560,000 shares of common stock were recorded at the estimated fair market value of such shares which was $630,000 less stock offering costs of $37,301, resulting in net proceeds of $592,699. The fair market value of the common stock was based on other recent equity transactions with third parties. The discount was accreted to the debt using the interest method over three years. The accretion value assigned to the common stock is included in interest expense in the accompanying financial statements.

     During 1998, the Company asked the holders of the Convertible Notes to convert the Convertible Notes into shares of common stock. As an inducement to convert, the Company reduced the conversion price to $2.25 per share from the $3.00 conversion price stated on the Convertible Notes for those holders converting on or before March 9, 1998. All of the Notes were converted into 186,667 shares of common stock. The induced conversion resulted in a $105,000 charge to operations, classified as other expense in the accompanying financial statements.

(7)  Stockholders' Equity

Initial Public Offering

     On July 27, 1998, the Company completed its initial public offering (IPO) of its common stock to the public. The Company sold 1,400,000 units (the Units), with each Unit consisting of one detachable share of common stock and one detachable common stock purchase warrant (the Warrants). Two Warrants entitle the holder to purchase one share of the Company's common stock at a price of $8.10 per share during the three-year period commencing July 27, 1998. As a result of the IPO, the Company received net proceeds of $6,363,932.

Private Placements

     During February and March 1998, the Company sold 283,333 units with each unit consisting of one share of common stock and one common stock purchase warrant pursuant to a private placement memorandum. Subsequent to the IPO, the warrants sold pursuant to this private placement were exchanged for the Warrants. The net proceeds from the offering were $390,391.

     In May 1998, the Company sold 25,000 shares of common stock for $100,000 in a private transaction. In connection with the sale, the Company issued three-year warrants to purchase an additional 12,500 shares of the Company's common stock at $8.10 per share.

     During 1997, the Company issued 290,000 units, with each unit consisting of two shares of common stock and one common stock purchase warrant pursuant to a private placement memorandum. The Company sold 126,667 units (the Private Units) resulting in 168,888 shares for $190,000 with the remaining 163,333 Private Units being issued to the holders of the Promissory Notes in exchange for converting $245,000 of the Promissory Notes plus accrued interest into 221,659 shares of common stock (see note 6 above). Stock offering cost associated with the sale of the Private Units was $61,250.

Stock Option Plans

     In August 1998, the Company established the FirstLink Communications, Inc. 1998-1999 Combined Incentive and Non-Qualified Stock Option Plan (the 1998 Plan). Options issued under the 1998 Plan shall not be priced at less than fair market value and expire no later than ten years from the date of grant. The vesting periods are at the discretion of the Company's Board of Directors. The 1998 Plan is subject to ratification by the majority vote of the holders of the Company's common stock within one year from the effective date of adoption for any incentive options granted under the 1998 Plan. Until ratified, all options issued under the 1998 Plan will be non-qualified as the Board of Directors has the authority to issue non-qualified options. The Company has made available 500,000 shares for grant under the 1998 Plan. During 1998, the Company issued options to purchase 199,999 shares of common stock with vesting terms of 33% on each anniversary date over a three-year period. In February 1997, the Company's Board of Directors adopted the 1997 Restated Combined Incentive Stock and Non-Qualified Stock Option Plan (the 1997 Plan) which was ratified by the shareholders in February 1998. Options issued under the 1997 Plan shall not be priced at less than fair market value and expire no later than ten years from the date of grant. The vesting periods are at the discretion of the Company's Board of Directors. The Company has made available 533,333 shares for grant under the 1997 Plan. As of December 31, 1998, the Company had issued options to purchase 505,000 shares of common stock with varying three-year vesting terms.

     The following table provides additional information concerning options granted under the 1998 and 1997 Plans:

                                                     Weighted
                                                      Average
                                         Number of   Exercise
                                          Shares       Price
                                        ----------- -----------

Outstanding, January 1, 1997                     -  $         -

Granted                                    416,667         1.13
Exercised                                        -            -
Forfeited                                        -            -
                                        ----------- -----------
Outstanding, January 1, 1998               416,667         1.13

Granted                                    344,998         2.30
Exercised                                     (833)        1.13
Forfeited                                  (55,833)        1.13
                                        ----------- ------------
Outstanding, December 31, 1998             704,999  $      1.71
                                        =========== ============

     A total of 181,667 options were exercisable at December 31, 1998 at a weighted average exercise price of $1.13. The weighted average remaining contractual life of options outstanding at December 31, 1998 is 8.8 years.

     Additionally, in October 1998, the Company entered into a consulting agreement with a financial public relations firm which provides for the Company to issue stock options to purchase up to 60,000 shares of the Company's common stock at prices ranging from $2.00 to $7.00 per share. This agreement is cancelable upon 10 days written notice. As of December 31, 1998, the Company had issued options to purchase 15,000 shares of the Company's stock at a price of $2.00 per share. All of the issued options are vested as of December 31, 1998. The agreement expires on March 31, 2000.

     The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed the fair value of options granted using the Black-Scholes option pricing model during 1998, and the
minimum value option pricing model during 1997.   The per share weighted
average fair value of stock options granted during 1998 and 1997 is $1.56 and $0.30, respectively, on the date of grant using the following weighted average assumptions:

                                           1998        1997
                                        ----------- -----------

Risk-free interest                            5.00%       6.25%
Expected dividend yield                           -           -
Expected lives                              5 years     5 years
Expected volatility                             81%           -


     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per common share would have increased to the pro forma amounts indicated below:

                                       Years ended December 31,
                                      -------------------------
                                           1998          1997
                                      -----------     -----------

Net loss:
  As reported                         $(1,833,974)   $  (578,276)
  Pro forma                            (2,065,306)      (609,276)

Net loss per common share, basic
  and diluted:
  As reported                                (.68)          (.50)
  Pro forma                                  (.76)          (.52)


Warrants

     The Company has issued various stock purchase warrants in connection with its financing activities to investors and placement agents. The following table provides additional information related to stock purchase warrants:

                          Number of
                           Shares      Range of          Range of
                         Underlying     Exercise        Expiration
Description               Warrants      Prices             Dates
-----------              -----------  ----------- ----------------------

1997:
  Private Placement
    Warrants                193,333  $      2.25          5/05/00
  Placement Agent
    Warrants                157,000   .75 - 3.00    4/30/02 - 11/30/02
  Other                       6,667         1.13          2/1/00
1998:
  Private Placement
    Warrants                106,944         8.10     5/22/01 - 7/28/01
  Public Offering
    Warrants                700,000         8.10          7/28/01


(8)  Related Party Transactions

     During 1998 and 1997, the Company had a management agreement with an officer and director of the Company whereby from time to time a management fee was paid for his services. Amounts paid under this arrangement totaled $30,000 and $96,000 in 1998 and 1997, respectively. This agreement was terminated in March 1998 at which time this individual became an employee.

(9)  Commitments and Contingencies

Lease Commitments

     The Company leases certain switching equipment under capital leases. In addition, the Company leases office space under two non-cancelable operating leases expiring on October 31, 2001 and August 31, 2003, respectively. Operating lease payments for the years ended December 31, 1998 and 1997 totaled $53,610 and $29,160, respectively. At December 31, 1998, future minimum lease payments under capital and non-cancelable operating leases are as follows:

                                       Capital     Operating
                                       Leases       Leases
                                     ----------   ----------

Year ending:
     1999                            $  98,914      104,910
     2000                               96,820       99,660
     2001                               82,315       96,300
     2002                               31,984       72,000
     2003                                1,293       48,000
                                     ----------   ----------
     Total minimum lease payments      311,326    $ 420,870

Less amount representing interest      (71,996)
                                     ----------
     Net minimum lease payments        239,330

Less current portion of capital less
  obligations                           62,051
                                     ----------
     Capital lease obligations, less
       current portion               $ 177,279
                                     ==========

     In connection with entering into certain of the capital lease agreements, certain stockholders, including directors of the Company (the Guarantors), entered into personal guaranty arrangements with the lessor on behalf of the Company. The Company, in turn, agreed to issue common stock to each of the Guarantors upon execution of and throughout the duration of the leases. 5,453 and 16,961 shares of common stock were issued to the Guarantors during 1998 and 1997, respectively.

     The common stock was assigned values of $10,581 and $17,163 for the shares issued during 1998 and 1997, respectively, based on the public market price of the stock, or recent equity transactions with third parties for stock issuances prior to the stock being publicly traded. The value assigned to the common stock is being amortized using the interest method over the lives of the leases. The accretion value is included in interest expense in the accompanying financial statements.

Master Lease Agreement

     The Company has available a $2 million Master Lease Agreement (the Facility). The Facility provides for 100% financing for purchases of telecommunications equipment (including switches), computers and office equipment. Under terms of the Facility, payments are made over a 60-month period with a bargain purchase option at the end of the lease. Additionally, there is a 1% commitment fee which the Company paid during 1998. At
December 31, 1998, the Company had the ability to draw $500,000 under the Facility. The remaining $1.5 million is subject to minimum performance requirements. At December 31, 1998, there were no borrowings under the Facility.

Web Service Company

     In August 1998, the Company entered into an exclusive marketing agreement with Web Service Company, Inc. (WEB or the WEB Agreement), one of the largest operators of coin operated laundry equipment in apartment and condominium complexes in the United States.

     Under terms of the WEB Agreement, WEB will exclusively market the Company's services to properties with which WEB has an existing relationship that have more than 150 units in Dallas, Denver, Seattle and the San Francisco Bay Area (the Exclusive Territories). Based on information provided by WEB, the Company believes that WEB provides ancillary services to approximately 590 apartment complexes of that size passing approximately 150,000 units in the Exclusive Territories. As compensation for WEB's sales of the Company's services, the Company has granted WEB a warrant to purchase 2,000,000 shares of its common stock, subject to vesting requirements requiring WEB to deliver one customer for each 25 shares. In other words, in order to earn the 2,000,000 warrants, WEB must, by May 22, 2004, deliver 80,000 phone and cable customers who subscribe to the Company's services. If WEB is unable to deliver a certain number of subscribers each year (which number increases over the life of the contract), a portion of the unvested warrants expire. The maximum number of vested shares that can be exercised by WEB cannot exceed 20% of the issued and outstanding common stock of the Company regardless of the number of shares vested. The warrants are exercisable at $5.40 per share for five years after they are issued, but no later than May 22, 2012. The Company may record marketing expense to the extent that value is associated with the warrants as determined under the Black-Scholes method as prescribed under FASB
123.  As of December 31, 1998, no warrants had vested under the WEB Agreement.

     The Company will also pay WEB a commission of 1.75% on collected revenues for WEB customers (2.25% for customers in any property in which the Company has achieved a penetration rate in excess of 60%). The commission is paid for the life of the Company's contract with the property.

     The Company and WEB have mutually agreed to delay commencing marketing activities under the WEB Agreement. The Company and WEB are currently evaluating what role, if any, WEB can and should play in its future business activities.

Commitment with Cable Providers

     The Company has agreements with TCI Cablevision of Oregon, Inc. (TCI) and Paragon Cable (Paragon) to purchase bulk cable signals at the Company's properties. The agreements provide for the Company to pay fixed monthly amounts regardless of the number of customers the Company has at the properties. As of December 31, 1998, the Company's monthly commitment was $32,759 per month. The TCI agreements provide for annual rate increases not to exceed 5%. The agreements all have five-year terms and expire during July 1999 through September 2003.

Salary Continuation Agreements

     The Company has salary continuation agreements with certain key employees that provide for one-year severance in the event of involuntary termination, as defined in the agreements. The total obligation under these agreements in the event of involuntary termination is $315,000.

Litigation

     From time to time, the Company is involved in various litigation in the normal course of business. Management believes that the outcomes will not have a material impact to the Company's financial statements.

(10) Segment Disclosure

     The Company operates in a single industry segment, telecommunications. The Company provides integrated telephony and video services to residents of multi-family apartment and condominium complexes in Portland, Oregon. The Company's management team monitors the Company's products and services according to the following categories:

     - Local telephone - local dialtone with enhanced calling features that provide incoming and outgoing calls over the public switched network.

     - Long distance telephone - services include all originating minutes for calls placed outside the local calling area, including those generated from calling cards.

     -    Video - basic, expanded basic and premium cable television services.

     The revenues generated by these products and services as of December 31 were as follows:

                                        1998         1997
                                     ----------   ----------

Local telephone                      $ 351,706     $255,298
Long distance telephone                343,485      308,388
Video                                  511,822      295,907
Other                                   38,998       20,310
                                    -----------  -----------
                                    $1,246,011     $879,903
                                    ===========  ===========

     The direct costs included in operating expense associated with these products and services as of December 31 were as follows:


                                        1998         1997
                                     ----------   ----------

Local telephone                      $ 263,652    $ 187,426
Long distance telephone                251,457      175,866
Video                                  324,895      160,147
                                     ----------   ----------
                                     $ 840,004    $ 523,439
                                     ==========   ==========

     There are a number of shared expenses incurred related to managing the different revenue streams. Management believes that any allocation of these expenses would be impractical and arbitrary, and management does not currently make such allocations internally.

                             KPMG PEAT MARWICK LLP
                        1211 SW 5th Avenue, Suite 2000
                              Portland, OR 97204
          (503) 221-6500 (telephone)      (503) 796-7650 (facsimile)




         Independent Auditors' Report on Financial Statement Schedule
         ------------------------------------------------------------


The Board of Directors
FirstLink Communications, Inc.

Under date of January 29, 1999, except for note 1 which is at March 11, 1999, we reported on the balance sheet of FirstLink Communications, Inc. as of December 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998, which are included in the annual report on Form 10-KSB for the year ended December 31, 1998. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


KPMG PEAT MARWICK LLP
Portland, Oregon
January 29, 1999, except for note 1
  which is at March 11, 1999

                                  SCHEDULE II



                        FIRSTLINK COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 Balance at  Charge to  Charge to
                  Beginning   Cost and      Other                Balance at
   Accounts       of Period    Expense   Accounts  Deductions End of Period
--------------- ----------- ----------  ---------  ---------- -------------

1997:
 Allowance for
   doubtful
   accounts     $    4,000  $  43,250   $      -  $   38,534    $ 8,716

1998:
 Allowance for
   doubtful
   accounts     $    8,716  $  51,574   $      -  $   27,096      $ 33,194
