Form 10QSB
period 1999-03-31
FIRSTLINK COMMUNICATIONS INC
filed 1999-05-13
CIK 1035271

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

                                  Form 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to


                        Commission File Number 01-14271


                        FIRSTLINK COMMUNICATIONS, INC.
                       --------------------------------
            (Exact name of Registrant as specified in its charter)

       Oregon                                            93-1197477
-----------------------                             -------------------------
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

                                Not Applicable
                   ----------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

As of May 12, 1999, the Registrant had 3,597,150 shares of its no par value Common Stock outstanding.

                                     INDEX
                                    ------
                                                                 Page
                                                                 ----
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Balance Sheets as of March 31, 1999
            (unaudited) and December 31, 1998                      3

            Condensed Statements of Operations for the Three
            Months Ended March 31, 1999 and 1998 (unaudited)       4

            Condensed Statements of Cash Flows for the Three
            Months Ended March 31, 1999 and 1998 (unaudited)       5

            Notes to Condensed Financial Statements                6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    7

            Forward-Looking Statements                             7
            General                                                7
            Overview                                               7
            Three Months Ended March 31, 1999 Compared to
            Three Months Ended March 31, 1998                      7
            Liquidity and Capital Resources                        8

  Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                            9

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings                                      9

  Item 2.   Changes in Securities                                  9

  Item 3.   Exhibits and Reports on Form 8-K                       9

  Signatures

                        FIRSTLINK COMMUNICATIONS, INC.

                           CONDENSED BALANCE SHEETS

               March 31, 1999 (unaudited) and December 31, 1998

                                                 March 31,  December 31,
                                                   1999         1998
                                               -----------   -----------
                                                (Unaudited)

               ASSETS
               ------
Current assets:
 Cash and cash equivalents                     $1,655,803    $1,617,582
 Investments                                     2,766,572    3,284,495
  Accounts receivable, net of allowance
   for doubtful accounts of $25,240 and
   $33,194 at March 31, 1999 and December 31,
   1998, respectively                              94,164        87,131
  Other receivables                                57,737        55,872
  Prepaid and other current assets                 59,373        35,953
                                               -----------   -----------
   Total current assets                         4,633,649     5,081,033

Property and equipment, NET                     1,141,564     1,173,668

Other assets                                       23,019         9,078
                                               -----------   -----------
   Total assets                                $5,798,232    $6,263,779
                                               ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
 Accounts payable                              $  183,457    $  206,916
 Accrued liabilities                              157,216       169,105
 Current portion of capital lease obligations      64,618        62,051
                                               -----------   -----------
   Total current liabilities                      405,291       438,072
                                               -----------   -----------
LONG-TERM DEBT:
 Capital lease obligations                        160,201       177,279
                                               -----------   -----------
   Total long-term debt                           160,201       177,279
                                               -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 1,000,000
   shares authorized, no shares issued or
   outstanding                                 $        -             -

 Common stock, no par value; 20,000,000
   shares authorized, 3,597,150 and 3,593,550
   shares issued and outstanding at March 31,
   1999 and December 31, 1998, respectively     8,464,723     8,458,495
 Retained deficit                                            (3,231,983)
(2,810,067)
                                               -----------   -----------
   Total stockholders' equity                   5,232,740     5,648,428
                                               -----------   -----------
   Total liabilities and stockholders' equity  $5,798,232    $6,263,779
                                               ===========   ===========

           See accompanying notes to condensed financial statements

                        FIRSTLINK COMMUNICATIONS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                          For the Three Months Ended
                      March 31, 1999 and 1998 (unaudited)

                                                   1999         1998
                                               -----------   -----------

Revenue                                        $  326,813    $  283,483

Expenses:
 Operating                                        259,080       221,472
 Selling, general and administrative              456,346       288,196
 Depreciation and amortization                     57,226        20,788
                                               -----------   -----------
   Total expenses                                 772,652       530,456
                                               -----------   -----------
   Operating loss                                (445,839)     (246,973)
                                               -----------   -----------
Other (INCOME) expense:
 Interest, net                                    (30,938)       30,756
 Other                                              7,015       106,499
                                               -----------   -----------
                                                  (23,923)      137,255
                                               -----------   -----------
   Net loss                                    $ (421,916)   $ (384,228)
                                               ===========   ===========
PER SHARE AMOUNTS:
 Basic and diluted loss per common share       $     (.12)   $     (.20)
                                               ===========   ===========
 Basic and diluted weighted average common
 shares                                         3,596,550     1,918,398
                                               ===========   ===========

           See accompanying notes to condensed financial statements

                        FIRSTLINK COMMUNICATIONS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                          For the Three Months Ended
                      March 31, 1999 and 1998 (unaudited)

                                                   1999         1998
                                               -----------   -----------

Cash flows from operating activities:
 Net loss                                      $ (421,916)   $ (384,228)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Noncash charge for debt conversion to equity         -       105,000
   Depreciation and amortization                   64,673        35,829
   Provision for losses on accounts receivable      9,808         9,101
   Changes in assets and liabilities:
     Accounts receivable                          (16,841)      (19,806)
     Prepaid and other current assets             (25,285)      (57,026)
     Accounts payable and accrued liabilities     (35,348)      (30,844)
                                               -----------   -----------
       Net cash used in operating activities     (424,909)     (341,974)
                                               -----------   -----------
Cash flows from investing activities:
 Capital expenditures                             (25,123)      (19,917)
 Maturities of investment securities              517,923             -
 Capitalized acquisition costs                    (15,159)            -
                                               -----------   -----------
       Net cash provided by (used in)
         investing activities                     477,641       (19,917)
                                               -----------   -----------
Cash flows from financing activities:
 Net proceeds from issuance of common stock             -       390,391
 Principal payments under capital leases          (14,511)       (8,783)
                                               -----------   -----------
       Net cash provided by (used in)
         financing activities                     (14,511)      381,608
       Net increase in cash and cash
         equivalents                               38,221        19,717
Cash and cash equivalents, beginning of period  1,617,582       389,415
                                               -----------   -----------
Cash and cash equivalents, end of period       $1,655,803    $  409,132
                                               ===========   ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest                        $   14,260    $   19,660
 Cash paid for income taxes                             -             -
 Other                                              7,446             -

           See accompanying notes to condensed financial statements

                        FIRSTLINK COMMUNICATIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)


(1)  Unaudited Condensed Financial Statements

     The financial statements included herein have been prepared by FirstLink Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.

     The financial statements and related notes as of March 31, 1999, and for the three months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)  Acquisition and Financing Agreement

     On May 3, 1999, the Company signed a letter of intent for an acquisition and financing agreement with an investor group led by Newman & Associates, Inc. ("Newman"). Under terms of the letter of intent, Newman will arrange for $50 million in capitalization for a newly formed company, which has been formed for the purpose of acquiring U.S. Online Communications, Inc. ("USOL") and the Tenant Services Division of GMAC Commercial Mortgage Corporation ("GMACCM"), known as "GMAC Resident's Advantage." GMAC Resident's Advantage provides ancillary services to residents of multi-dwelling units (MDUs) under exclusive marketing agreements with property owners. According to GMAC Resident's Advantage, it currently has marketing agreements with MDUs passing in excess of 450,000 residential units. In connection with the proposed transaction, the Company expects to enter into a marketing agreement with GMACCM, which will permit the Company to offer GMAC Resident's Advantage products and services to GMACCM's MDU borrower clients.

     Upon receiving shareholder approval, the Company will acquire the newly formed company for consideration comprised of $25 million of Company preferred stock (convertible at $2.00 per share) and $25 million in mezzanine notes. Furthermore, Newman will arrange for an additional $30 million in senior debt financing for the Company in connection with the closing of the transaction (collectively, the preferred stock, mezzanine notes and senior debt are referred to as the "Financing Transaction"). The Company will also issue certain members of the Newman group 2 million shares of the Company's common stock at $2.00 per share under a three-year note. Further, the Company will issue certain creditors and shareholders of USOL 1.5 million shares of common stock and 1.5 million warrants to purchase common stock at $5.50 per share. Additionally, the Company will pay GMACCM $2.5 million in cash and issue 325,000 warrants to purchase common stock at $2.00 per share in connection with the GMACCM Resident's Advantage acquisition.

     The Newman letter of intent supersedes the Company's previously announced financing and acquisition transaction with Peregrine Capital, Inc. ("Peregrine").

(3)  Nettaxi

     On March 26, 1999, Peregrine signed a letter of intent with Nettaxi, Inc. ("Nettaxi"), a Campbell, California based community and portal web site company. Under the terms of the letter of intent, a new limited liability company would be formed for the purposes of providing general internet services to the Company's subscribers and develop and provide online communities, web sites and other services to MDUs. In return for giving this new entity exclusive rights to provide internet services to its customers, the Company would receive a 25% interest in the new entity. Subsequent to Peregrine and Nettaxi entering into the letter of intent, the Company issued a side letter to Nettaxi stating that the Company would honor the letter of intent if, and only if, the Company's financing transaction with Peregrine was consummated. As described in Note 2 above, the Company's agreement with Peregrine was superseded, thereby terminating the letter of intent. However, the Company has agreed to negotiate in good faith in regards to how the Company and Nettaxi may work together.

     Two of the Company's directors have financial relationships with Nettaxi. Mr. Thomas E. McChesney is a member of a partnership which has the option to acquire shares of Nettaxi common stock. Further, under terms of the letter of intent, Mr. McChesney would receive a 5% membership interest in the new entity. Additionally, the investment banking group of Schneider Securities, Inc., of which Mr. James F. Twaddell is a member, has signed a letter of intent to raise capital for Nettaxi.

(4)  Loss Per Common Share

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The statements contained in this Form 10-QSB of the Company which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of new business.

General

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Financial Statements and the Notes thereto of the Company included elsewhere in this Form 10-QSB.

Overview

     The Company provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes. Services provided include cable television and enhanced local and long-distance telephone services. In certain properties, the Company also provides high-speed internet access. The Company's primary objective is to become a leading provider of RMTS in the United States. The Company plans to accomplish this objective by growing primarily through acquisitions and by providing outstanding customer service. The Company seeks to maximize enterprise value by acquiring private and wireless cable operators and their right of entry agreements ("ROEs") at attractive prices in strategic geographic clusters. The Company believes that it can improve the penetration rates in the acquired properties by offering improved channel line-ups, better customer service and additional services such as telephony and internet access.

     As more fully discussed in the Company's Annual Report filed on Form 10-KSB and Note 2 to the Condensed Financial Statements, the Company's first acquisition will be Austin, Texas based U.S. Online Communications, Inc. ("USOL"), a provider of telecommunication services to residents of MDUs. USOL serves properties in Austin, Dallas, San Antonio, Denver and Washington, D.C., passing 15,000 total units. Furthermore, it is the Company's belief that the Resident's Advantage acquisition from GMACCM can be developed into an E-Commerce business opportunity and management is currently reviewing various strategies for accomplishing this.

     The Company's first property, the 525-unit Portland Center Apartments complex, went online in September 1994. The properties under contract as of March 31, 1999 totaled 4,166 units, of which 3,300 where online. Contract terms range from five to 20 years.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

     The Company reported a net loss of $421,916 for the three months ended March 31, 1999 compared to a net loss of $384,228 for the same period of the prior year.

     Revenue increased by $43,330, or 15%, for the three months ended March 31, 1999 compared to the same period of the prior year. The increase in revenue is attributable to the Company having 14 properties online during the 1999 period compared to 11 properties during the same period of the prior year. The increase in revenue is not proportional to the increase in properties due to the timing of when properties were brought online. Further, two of the properties added during 1999 were new builds and, thus, were not fully leased during the 1999 three-month period.

     Operating expenses increased by $37,608, or 17%, for the three months ended March 31, 1999 compared to the same period of the prior year. The increase in operating expenses, which are generally directly variable with revenue, was due to the increase in properties between periods. Operating expenses were 79% of revenue for the three-month period ended March 31, 1999 compared to 78% for the same period of the prior year. Management anticipates that the Company's margins will improve once it commences to operate as a private cable operator (which will take place upon closing the USOL acquisition).

     Selling, general and administrative expenses increased by $168,150, or 58%, for the three months ended March 31, 1999 compared to the same period of the prior year. The increase between periods resulted primarily from increases in payroll and related costs. During the first quarter of 1999, the Company took action to reduce the number of personnel in its Portland office. By
March 31, 1999, the Company had reduced its headcount by 43% from December 31, 1998. The Company took the above-mentioned actions in anticipation of relocating the Company's headquarters to Austin, Texas as part of the USOL acquisition. The Company expects to realize the financial benefits of the reduced headcount during the second quarter of 1999. Selling, general and administrative expenses were 140% of revenue for the three months ended March 31, 1999 compared to 102% for the same period of the prior year.

     Depreciation and amortization expenses increased by $36,438, or 175%, for the three months ended March 31, 1999 compared to the same period of the prior year. The increase in depreciation and amortization expense was the result of increased fixed assets between years. Depreciation and amortization expense was 18% of revenue for the three months ended March 31, 1999 compared to 7% for the same period of the prior year.

     Other income increased by $161,178 for the three months ended March 31, 1999 compared to the same period of the prior year. The increase between years resulted primarily from a one-time noncash charge in the prior year to other expense related to the induced conversion of debt combined with an increase in interest income between years. Other income was 7% of revenue for the three months ended March 31, 1999 compared to other expense of 48% in the prior year.

Liquidity and Capital Resources

     At March 31, 1999, the Company had cash, cash equivalents and investments of $4,422,375 compared to $4,902,077 at December 31, 1998. Net cash of $424,909 was used in operating activities during the three months ended March 31, 1999, which approximated the Company's net loss.

     Net cash of $477,641 was provided by investing activities during the three months ended March 31, 1999, which was comprised of maturities of the Company's investment securities partially offset by capital expenditures and costs associated with the Company's anticipated acquisition of USOL.

     Net cash of $14,511 was used in financing activities during the three months ended March 31, 1999, which consisted entirely of principal payments under capital lease obligations.

     Management believes that the Company's cash and investments on hand, and proceeds from the Financing Transaction, will provide sufficient funds necessary for the Company to execute its business plan for at least the next 12 months.

     The Company has agreements with certain cable operators to purchase bulk cable signals at the Company's properties. As of March 31, 1999, the Company's commitment was $32,759 per month for such services. At March 31, 1999, there were no material commitments for capital expenditures. However, in connection with the Company's anticipated acquisition of USOL and the related Financing Transaction, the Company's board of directors approved loaning USOL up to $500,000 under short-term secured notes bearing interest at 12% per annum and guaranteed by Peregrine. As of the date of this Form 10-QSB, the Company had loaned $500,000 to USOL. The Company will be repaid in full from the proceeds of the Financing Transaction.

     The Company has performed a comprehensive review of its information and support systems to determine whether such systems will properly function in the year 2000 and thereafter. Systems reviewed include the Company's switches and network operations systems, billing and financial systems, and the Company's internal communications systems. Although the Company relies primarily on systems developed with current technology that were designed to be year 2000 compliant, the Company will have to replace and upgrade certain equipment. The Company has identified its Cortelco switch as being noncompliant and it will have to be replaced. It is the Company's goal to replace the Cortelco switch before June 30, 1999. Additionally, the Company has identified that its DXC switch will require a software upgrade to be year 2000 compliant. The Company anticipates completing the upgrade during the third quarter of 1999. The Company's due diligence also included an evaluation of vendor-provided technology and the implementation of new policies to require vendors to confirm that they have disclosed and will correct any year 2000 compliance issues.

     The costs associated with investigating and resolving year 2000 issues have been minor and have been expensed as incurred. Replacing the Cortelco and upgrading the DXC switches are not expected to have a material impact on the Company's financial condition or results of operations. The Company estimates year 2000 remediation will be approximately $180,000. While the Company believes that its software applications will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long-distance carriers, cable providers or others on whose services the Company depends are not year 2000 compliant, it could have a material adverse effect on the Company's financial condition and results of operations. The Company is continuing to monitor its operations for year 2000 readiness, including developing its contingency plan to be year 2000 compliant. If additional year 2000 compliance issues are discovered, the Company will evaluate the need for repair or replacement or contingency plans to such issues.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings

     From time to time, the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation.

Item 2.   Changes in Securities

     Not applicable.

Item 3.   Exhibits and Reports on Form 8-K

     Not applicable.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTLINK COMMUNICATIONS, INC.


Dated:    May 13, 1999             By:  /s/ A. Roger Pease
          ---------------               --------------------------------
                                        A. Roger Pease, President, Chief
                                        Executive Officer and Director

Dated:    May 13, 1999             By:  /s/ Jeffrey S. Sperber
          ---------------               --------------------------------
                                        Jeffrey S. Sperber, Chief Financial
                                        Officer and Secretary