Form 10QSB
period 1999-06-30
FIRSTLINK COMMUNICATIONS INC
filed 1999-08-13
CIK 1035271

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               _______________

                                 Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                                     OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                               _______________


                       Commission File Number 01-14271
                               _______________

                       FIRSTLINK COMMUNICATIONS, INC.
            -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Oregon                                           93-1197477
  -------------------------------                      ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                         Identification No.)

              190 SW Harrison Street ,  Portland, Oregon 97201
              ------------------------------------------------
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

     As of August 13, 1999, the Registrant had 3,615,617 shares of its no par value Common Stock outstanding.

                                    INDEX

                                                                        Page
                                                                        ----
PART I              FINANCIAL INFORMATION
          Item 1.   Financial Statements
                    Condensed Balance Sheets as of June 30, 1999
                    (unaudited)
                    and December 31, 1998                                  4
                    Condensed Statements of Operations for the Three and
                    Six Months Ended June 30, 1999 and 1998 (unaudited) 6 Condensed Statements of Cash Flows for the
                    Six Months Ended June 30, 1999 and 1998 (unaudited)    8
                    Notes to Condensed Financial Statements               10

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   11
                    Forward-Looking Statements                            11
                    General                                               12
                    Overview                                              12
                    Three Months Ended June 30, 1999 Compared to
                    Three Months Ended June 30, 1998                      12
                    Six Months Ended June 30, 1999 Compared to
                    Six Months Ended June 30, 1998                        13
                    Liquidity and Capital Resource                        14

          Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk                                           15

PART II             OTHER INFORMATION

          Item 1.   Legal Proceedings                                     16

          Item 2.   Changes in Securities                                 16

          Item 3.   Exhibits and Reports on Form 8-K                      16

          Signatures                                                      17

                       FIRSTLINK COMMUNICATIONS, INC.

                          CONDENSED BALANCE SHEETS

               June 30, 1999 (unaudited) and December 31, 1998


        ASSETS                                     June 30,    December 31,
                                                     1999         1998
                                                -----------    -----------
                                                (Unaudited)

Current assets:
   Cash and cash equivalents                     $1,417,276    $ 1,617,582
   Investments securities                         2,090,125      3,284,495
   Accounts receivable, net of allowance
   for doubtful accounts of $36,331 and
   $25,240 at June 30, 1999 and December
   31, 1998, respectively                           119,297         87,131
   Note receivable from U.S. Online
   Communications including accrued interest        510,000             --
   Other receivables                                  7,425         55,872
   Prepaid and other current assets                   47,633        35,953
                                                 ----------     ----------
        Total current assets                      4,191,756      5,081,033

Property and equipment, NET                       1,200,489      1,173,668

OTHER ASSETS                                         77,802          9,078
                                                -----------      ---------

        Total assets                             $5,470,047     $6,263,779

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $  131,633     $  206,916
   Accrued liabilities                              177,800        169,105
   Current portion of capital lease
   obligations                                       66,882         62,051
        Total current liabilities                   376,315        438,072

LONG-TERM DEBT:
   Capital lease obligations                        142,778        177,279
                                                 ----------     ----------
        Total long-term debt                        142,778        177,279
                                                 ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 1,000,000
   shares authorized, no shares issued or
   outstanding                                           --             --
   Common stock, no par value; 20,000,000 shares
   authorized, 3,615,617 and 3,593,550 shares
   issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively                8,515,209      8,458,495
   Retained deficit                             (3,564,255)    (2,810,067)
                                                -----------    -----------
        Total stockholders' equity                4,950,954      5,648,428
                                                -----------    -----------
        Total liabilities and stockholders'
        equity                                   $5,470,047     $6,263,779
                                                ===========    ===========


          See accompanying notes to condensed financial statements.


                       FIRSTLINK COMMUNICATIONS, INC.

                     CONDENSED STATEMENTS OF OPERATIONS

                     For the Three and Six Months Ended
                     June 30, 1999 and 1998 (unaudited)


                                       Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                       1999       1998        1999       1998
                                       -----------------------------------------
REVENUE                                $349,602 $316,001   $676,415  $599,484

EXPENSES:
   Operating                            278,995  243,023    538,075   464,495
   Selling, general and
     administrative                     370,580  390,782    827,813   678,978
  Depreciation and amortization          57,227   22,950    114,453    43,738
                                      ---------- --------  ---------  --------
          Total expenses                706,802  656,755  1,480,341  1,187,211
                                      ---------- --------  --------- ----------
          Operating loss               (357,200)(340,754)   (803,926) (587,727)
                                      ========== ========  ========= ==========

OTHER (INCOME) EXPENSE:
   Interest, net                        (25,178)  18,653     (55,724)   49,409
   Other                                   (638)   4,221       5,986   110,721
                                      ----------  --------   --------- -------
                                        (25,816)  22,874     (49,738)  160,130
                                      ----------  -------    --------  -------

          Net loss                   $(331,384) $(363,628) $(754,188) $(747,857)
                                      ---------   ---------- ---------- --------


PER SHARE AMOUNTS:
   Basic and diluted loss per common
          share                          $(.09)      $(.17)     $(.21)    $(.37)
                                        =======      ======      =====     =====
   Basic and diluted weighted average
          common shares               3,601,611    2,165,536 3,599,102 2,042,650
                                     ===========  =========== ========== =======


          See accompanying notes to condensed financial statements.


                       FIRSTLINK COMMUNICATIONS, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS

                          For the Six Months Ended
                     June 30, 1999 and 1998 (unaudited)

                                                   1999           1998
                                               -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(754,188)     $(747,857)
   Adjustments to reconcile net loss
     to net cash used in operating activities-
     Noncash charge for debt conversion to
        equity                                           --       105,000
     Noncash charge for stock grants                 34,400           --
     Depreciation and amortization                  139,204        62,835
    Provision for losses on accounts receivable      43,510        19,015
    Changes in assets and liabilities -
        Accounts receivable                        (75,676)       (34,309)
        Prepaid and other current assets            26,767          9,160
        Accounts payable and accrued
            liabilities                            (66,588)       176,423
        Other current liabilities                                (114,004)
                                                -----------    -----------
            Net cash used in operating
              activities                          (652,571)      (523,737)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (141,274)       (77,994)
   Capitalized merger costs                        (71,161)            --
   Maturities of investment securities            1,194,370            --
   U.S. Online Communications note receivable     (500,000)            --
                                                 ----------     ----------
     Net cash provided by (used in)
          investing activities                      481,935       (77,994)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock           --         490,391
   Principal payments under capital leases         (29,670)       (22,154)
   Capitalized public offering costs                   --        (167,157)
                                                 ----------    -----------
     Net cash provided by (used in) financing
         activities                                (29,670)        301,080
                                                 ----------    -----------
   Net decrease in cash and cash equivalents      (200,306)      (300,651)

CASH AND CASH EQUIVALENTS, beginning of
   period                                         1,617,582        389,415
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, end of period         $1,417,276     $   88,764
                                                ===========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                        $   28,605     $   38,391
   Cash paid for income taxes                           --             --
   Assets acquired under capital leases                 --          77,994
   Conversion of Promissory Notes to equity             --         199,552
   Other                                             24,751         33,781


          See accompanying notes to condensed financial statements.


                       FIRSTLINK COMMUNICATIONS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

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

     The financial statements and related notes as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)  Merger Agreement

     In July 1999, the Company signed a definitive merger agreement with USOL Holdings, Inc. ("USOL"), to merge USOL into FirstLink. USOL has acquired certain assets and liabilities of U.S. Online Communications, Inc. ("US Online"), an Austin, Texas based provider of integrated telecommunication services to residents of apartments and condominiums passing approximately 15,500 cable and 7,200 telephone units, and the Tenant Services Division of GMAC Commercial Mortgage Corporation ("GMACCM"), known as "GMAC Resident's Advantage." GMAC Resident's Advantage provides ancillary services to residents of multi-dwelling units ("MDUs") under exclusive marketing agreements with property owners. According to GMAC Resident's Advantage, it currently has marketing agreements with MDUs passing in excess of 450,000 residential units and approximately 140,000 customers.

     The Company plans to run the GMAC Resident's Advantage business as a wholly owned subsidiary, separately from the integrated telecommunications business under the name The Residents Club.Com (the "Residents Club"). The Residents Club business plan will be an E-commerce based business targeting residents of MDUs, focusing initially on the 450,000 plus passings acquired from GMACCM. The Residents Club will exclusively offer the products and services of selected sponsors either on a national or market-by-market basis. In return, the Residents Club will receive fees from the sponsors for providing access to its customer base.

     Upon receiving shareholder approval, the Company will merge with USOL in a stock-for-stock transaction in which the Company will issue $37 million of $25 par preferred stock (convertible at $2.00 per share) and 3,175,000 shares of the Company's common stock of which 2,000,000 shares are subject to a three-year $3,675,000 note. Further, the Company will issue shareholders of USOL 1,825,000 warrants to purchase common stock (1,500,000 at $5.50 per share and 325,000 at $2.00 per share).

     Additionally, the Company will assume USOL's $35 million senior credit facility and any borrowings thereunder at the time the transaction closes. The Company anticipates receiving shareholder approval during the fourth quarter of 1999.

     The merger agreement superseded the letter of intent the Company had previously signed with Peregrine Capital, Inc. ("Peregrine").

(3)  Note Receivable from U.S. Online Communications

     During the second quarter of 1999, the Company loaned US Online $500,000 under a short-term note bearing interest at 12% per annum (the "Note") due on July 15, 1999. The Note was secured by a secondary interest in the assets of US Online, which the Company shared with certain other investors who also loaned US Online monies during the same time period. Additionally, the Note was secured by a guarantee from Peregrine.

     In July 1999, the Note was paid in full, including accrued interest thereon.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The statements contained in this Form 10-QSB ("Quarterly Report") of the Company which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this
Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of new business.

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, the ability of the Company to acquire or build passings on economical terms and conditions, the risk of insufficient cable and phone penetrations, the ability of the Company to effectively manage growth, general and local market conditions including the presence of competing companies, as well as other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.

Overview

     The Company provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes. Services consist of local and long-distance telephone, cable television and high-speed internet access, in a single package on a single invoice for the resident. The Company's first property went online in September 1994. As of June 30, 1999, the Company passed 3,300 phone and 3,300 cable units in 14 properties, all in Portland, Oregon. The Company had 2,082 cable and 1,556 telephone subscribers, respectively.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998

     The Company reported a net loss of $331,384 for the three months ended June 30, 1999 compared to a net loss of $363,628 for the same period of the prior year. The decrease in net loss is primarily attributable to increased interest income from the Company's investment securities during 1999.

     Revenue increased by $33,601, or 11%, for the three months ended June 30, 1999 compared to the same period of the prior year. The increase in revenue is attributable to the Company having 14 properties online during the 1999 period compared to 11 properties during the same period of the prior year. During the second quarter of 1999, the Company discovered that not all long-distance call records were being billed due to memory capacity management issues of its switch. The problem has since been corrected. Accordingly, it is management's expectation that the revenue increase between periods will be more proportional with the increase in properties online.

     Operating expenses increased by $35,972, or 15%, for the three months ended June 30, 1999 compared to the same period of the prior year. The increase in operating expenses was due to the increase in properties between periods. Operating expenses were 80% of revenue for the three-month period ended June 30, 1999 compared to 77% for the same period of the prior year.

     Selling, general and administrative expenses decreased by $20,202, or 5%, for the three months ended June 30, 1999 compared to the same period of the prior year. The decrease between periods resulted from decreases in payroll and related costs associated with the Company's reduction in headquarters personnel, which the Company began earlier in 1999 in anticipation of the merger with USOL. Second quarter 1999 selling, general and administrative expenses were approximately $90,000 less than those of the first quarter. Included in the three months ended June 30, 1999 amount is a $34,400 noncash charge for stock grants issued to certain nonmanagement employees as part of a sticking bonus to incent key nonmanagement employees to remain with the Company during the transition period leading up to the USOL merger. Selling, general and administrative expenses were 106% of revenue for the three months ended June 30, 1999 compared to 124% for the same period of the prior year.

     Depreciation and amortization expenses increased by $34,277, or 149%, for the three months ended June 30, 1999 compared to the same period of the prior year. Depreciation and amortization expense was 16% of revenue for the three months ended June 30, 1999 compared to 7% for the same period of the prior year.

     Other income increased by $48,690 for the three months ended June 30, 1999 compared to the same period of the prior year. The increase between years resulted primarily from the generation of interest income during 1999 compared to interest expense in 1998. This was the result of the Company having investment securities during 1999 due to the Company's initial public offering during July 1998. Other income was 7% of revenue during 1999 while other expense was 7% of revenue during 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     The Company reported a net loss of $754,188 for the six months ended June 30, 1999, compared to a net loss of $747,857 for the same period of the prior year. The 1999 net loss approximated the 1998 net loss. However, the 1999 operating loss was $216,199 greater than the loss during 1998. This was caused by across the board increases in operating selling, general and administrative and depreciation expenses during 1999 compared to the prior year. The increase in operating loss was offset by an increase in other income.

     Revenue increased by $76,931, or 13%, for the six months ended June 30, 1999 compared to the same period of the prior year. The increase in revenue is primarily attributable to the Company having 14 properties operating as of June 30, 1999 compared to 11 properties as of June 30, 1998.

     Operating expenses increased by $73,580, or 16%, for the six months ended June 30, 1999 compared to the same period of the prior year. The increase in operating expenses was due to the increase in properties between years. Operating expenses were 80% of revenue for the six-month period ended June 30, 1999 compared to 77% for the same period of the prior year.

     Selling, general and administrative expenses increased by $148,835, or 22%, for the six months ended June 30, 1999 compared to the same period of the prior year. The increase between periods resulted from increases in payroll and related costs, travel expenses, rent and insurance expenses. As the Company has previously disclosed, it has taken steps to reduce headquarters personnel in anticipation of its merger with USOL.

     Depreciation and amortization expenses increased by $70,715, or 162%, for the six months ended June 30, 1999 compared to the same period of the prior year. Depreciation and amortization expense was 17% of revenue for the six-month period ended June 30, 1999 compared to 7% for the same period of the prior year.

     Other income increased by $209,868 for the six months ended June 30, 1999 compared to the same period of the prior year. The increase between years resulted from a $105,000 one-time noncash charge to other expense related to the induced conversion of certain convertible notes during the first quarter of 1998 combined with an increase in 1999 interest income due to the Company's initial public offering in July 1998. Other income was 7% of revenue for the six months ended June 30, 1999 compared to other expense of 27% for the same period of the prior year.

Liquidity and Capital Resources

     At June 30, 1999, the Company had cash, cash equivalents and investment securities of $3,507,401 compared to $4,902,077 at December 31, 1998. Additionally, the Company had a note receivable including accrued interest from U.S. Online of $510,000 which was repaid subsequent to June 30, 1999. Net cash of $652,571 was used in operating activities during the six months ended June 30, 1999, which resulted from the Company's net loss offset by noncash charges.

     Net cash of $481,935 was provided by investing activities during the six months ended June 30, 1999, which consisted of maturities of investment securities of $1,194,370 offset by the loan to U.S. Online of $500,000, capital expenditures of $141,274, and capitalized costs associated with the Company's merger with USOL of $71,161. Capital expenditures consisted primarily of telephone equipment for new properties.

     Net cash of $29,670 was used in financing activities during the six months ended June 30, 1999, which consisted entirely of principal payments on capital leases.

     The Company has agreements with certain cable operators to purchase bulk cable signals at the Company's properties. As of June 30, 1999, the Company's commitment was $32,759 per month for such services. At June 30, 1999, the Company had material commitments for certain capital expenditures. The Company is currently upgrading its telephony facilities in Portland in order to improve operating efficiencies and network reliability and offer additional services such as caller ID. Additionally, the Company is migrating certain properties from resold local telephone service provided by a CLEC to Company facility-based service. The expected cost of these improvements, including the cost of a new Portland switch room is $550,000. The Company anticipates completing the projects by the end of August 1999.

     The Company has performed a comprehensive review of its information and support systems to determine whether such systems will properly function in the year 2000 and thereafter. Systems reviewed principally include the Company's switches and network operations systems, billing and financial systems, and the Company's internal communications systems. Although the Company relies primarily on systems developed with current technology that were designed to be year 2000 compliant, the Company will have to replace, upgrade or reprogram certain systems or equipment. The Company has identified its Cortelco switch as needing to be replaced and a software upgrade as necessary for its DXC switch. Upon completion of the telephony upgrade described above, the Company's systems will be year 2000 compliant. The Company's due diligence also included an evaluation of vendor-provided technology and the implementation of new policies to require vendors to confirm that they have disclosed and will correct any year 2000 compliance issues.

     The costs associated with resolving year 2000 issues have been expensed as incurred and, in the aggregate, are not expected to have a material impact on the Company's financial condition or results of operations. However, to the extent that the telephony network upgrades previously described above will resolve year 2000 deficiencies, such costs will be capitalized as part of the overall system improvements. While the Company believes that its software applications will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long-distance carriers, cable providers or others on whose services the Company depends are not year 2000 compliant, it could have a material adverse effect on the Company's financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company is subject to litigation incidental to its business. The Company is not presently a party to any litigation.

Item 2.    Changes in Securities

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     Form 8-K dated April 21, 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTLINK COMMUNICATIONS, INC.


Dated August 13, 1999               By:/s/ A. Roger Pease
                                        -------------------------------
                                        A. Roger Pease
                                        President, Chief Executive Officer
                                        and Director


Dated August 13, 1999               By: /s/ Jeffrey S. Sperber
                                        -------------------------------
                                        Jeffrey S. Sperber
                                        Chief Financial Officer