Form 10QSB
period 1999-09-30
FIRSTLINK COMMUNICATIONS INC
filed 1999-11-12
CIK 1035271

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________


                        Commission File Number 01-14271

                        FIRSTLINK COMMUNICATIONS, INC.
                     -------------------------------------
            (Exact name of Registrant as specified in its charter)

     Oregon                                            93-1197477
-------------------                               --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

               190 SW Harrison Street, Portland, Oregon    97201
               -------------------------------------------------
             (Address of principal executive offices     Zip Code)

Registrant's telephone number, including area code: (503) 306-4444

                                Not Applicable
                       ---------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

As of November 12, 1999, the Registrant had 3,706,979 shares of its no par value Common Stock outstanding.

                                     INDEX

                                                               Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
       Condensed Balance Sheets as of September 30,
        1999 (unaudited) and December 31, 1998                    3

       Condensed Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 (unaudited) 4

       Condensed Statements of Cash Flows for the
       Nine Months Ended September 30, 1999 and 1998 (unaudited)  5

       Notes to Condensed Financial Statements                    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   7

       Forward-Looking Statements                                 7
       General                                                    7
       Overview                                                   7
       Three Months Ended September 30, 1999 Compared to
        Three Months Ended September 30, 1998                     7
       Nine Months Ended September 30, 1999 Compared to
        Nine Months Ended September 30, 1998                      8
       Liquidity and Capital Resources                            9

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                          10

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 2.     Changes in Securities                                11

Item 6.     Exhibits and Reports on Form 8-K                     11

Signatures                                                       12

                         FIRSTLINK COMMUNICATONS, INC.
                           CONDENSED BALANCE SHEETS
             September 30, 1999 (unaudited) and December 31, 1998

                                            September 30,   December 31,
                                                 1999           1998
                                             -------------  ------------
                                             (Unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                  $ 2,942,239    $ 1,617,582
  Investments securities                               -      3,284,495
  Accounts receivable, net of allowance
   for doubtful accounts of $47,381 and
   $25,240 at September 30, 1999 and
   December 31, 1998, respectively               216,709         87,131
  Receivable from affiliates                      37,543              -
  Other receivables                                7,289         55,872
  Prepaid and other current assets                62,980         35,953
                                             -------------  ------------
     Total current assets                      3,266,760      5,081,033

Property and equipment, NET                    1,648,797      1,173,668

Other assets                                     222,184          9,078
                                             -------------  ------------
     Total assets                            $ 5,137,741    $ 6,263,779

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   193,897    $   206,916
  Payable to affiliate                            33,896              -
  Accrued liabilities                            165,789        169,105
  Current portion of capital lease
   obligations                                    69,249         62,051
                                             -------------  ------------
     Total current liabilities                   462,831        438,072
                                             -------------  ------------
LONG-TERM DEBT:
  Capital lease obligations                      124,574        177,279
                                             -------------  ------------
Total long-term debt                             124,574        177,279
                                             -------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
   1,000,000 shares authorized,
   no shares issued or outstanding                     -              -
  Common stock, no par value;
   20,000,000 shares authorized,
   3,706,979 and 3,593,550 shares
   issued and outstanding at
   September 30, 1999 and December 31,
   1998, respectively                          8,538,796      8,458,495
Retained deficit                              (3,988,460)    (2,810,067)
                                             -------------  ------------
     Total stockholders' equity                4,550,336      5,648,428
                                             -------------  ------------
     Total liabilities and stockholders'
      equity                                 $ 5,137,741    $ 6,263,779
                                             =============  ============

           See accompanying notes to condensed financial statements.

                         FIRSTLINK COMMUNICATONS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                      For the Three and Nine Months Ended
                    September 30, 1999 and 1998 (unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                           ----------------------- ----------------------
                              1999         1998       1999        1998
                           --------------------    ----------------------

Revenue                      $347,914    $326,409 $1,024,329    $925,893
                           -----------  ---------  ----------  ----------
Expenses
  Operating                   273,201     240,792    811,276     705,287
  Selling, general and
   administrative             419,908     453,846  1,247,721   1,132,824
  Depreciation and
   amortization                73,811      27,914    188,264      71,652
                           -----------  ---------  ----------  ----------
     Total expenses           766,920     722,552  2,247,261   1,909,763
                           -----------  ---------  ----------  ----------
     Operating loss          (419,006)   (396,143)(1,222,932)   (983,870)
                           -----------  ---------  ----------  ----------
Other (INCOME) expense:
  Interest, net               (19,210)    (40,451)   (74,933)      8,958
  Other                        24,410        (166)    30,394     110,556
                           -----------  ---------  ----------  ----------
                                5,200     (40,617)   (44,539)    119,514
                           -----------  ---------  ----------  ----------
     Net loss               $(424,206)  $(355,526)$(1,178,393)$(1,103,384)
                           ===========  =========  ==========  ==========

PER SHARE AMOUNTS:
  Basic and diluted loss
   per common share             $(.12)      $(.11)     $(.33)      $(.46)
                           ===========  =========  ==========  ==========
  Basic and diluted
   weighted average
   common shares            3,663,587   3,166,466  3,621,074   2,421,372
                           ===========  =========  ==========  ==========

           See accompanying notes to condensed financial statements.

                         FIRSTLINK COMMUNICATONS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                           For the Nine Months Ended
                    September 30, 1999 and 1998 (unaudited)

                                                 1999           1998
                                             -------------  ------------

Cash flows from operating activities:
  Net loss                                   $(1,178,393)   $(1,103,384)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
     Noncash charge for debt conversion to
   equity                                              -        105,000
     Noncash charge for stock grants              34,400              -
     Depreciation and amortization               215,321         93,449
     Provision for losses on accounts
      receivable                                  92,948         30,292
     Changes in assets and liabilities -
       Accounts receivable                      (222,526)       (47,026)
       Prepaid and other current assets          (15,987)       (12,921)
       Accounts payable and accrued
        liabilities                               17,561         25,314
       Other current liabilities                       -       (126,188)
                                             -------------  ------------
         Net cash used in operating
          activities                          (1,056,676)    (1,035,464)
                                             -------------  ------------
Cash flows from investing activities:
  Capital expenditures                          (663,394)      (169,865)
  Capitalized merger costs                      (216,761)             -
  Maturities of investment securities          3,284,495              -
  U.S. Online Communications note
   receivable                                   (500,000)             -
  Repayment of U.S. Online Communications
   note receivable                               500,000              -
  Equipment deposits                                   -       (137,934)
                                             -------------  ------------
       Net cash provided by (used in)
        investing activities                   2,404,340       (307,799)
                                             -------------  ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock           -      6,855,710
  Principal payments under capital leases        (45,507)       (35,662)
  Proceeds from the exercise of stock
   options and warrants                           22,500              -
       Net cash provided by (used in)
        financing activities                     (23,007)     6,820,048
                                             -------------  ------------
       Net increase in cash and cash
        equivalents                            1,324,657      5,476,785
Cash and cash equivalents, beginning of
 period                                        1,617,582        389,415
                                             -------------  ------------
Cash and cash equivalents, end of period     $ 2,942,239    $ 5,866,200
                                             =============  ============
Supplemental DISCLOSURE OF cash flow
 information:
  Cash paid for interest                     $    43,277    $    61,452
  Cash paid for income taxes                           -              -
  Assets acquired under capital leases                 -         81,640
  Conversion of Promissory Notes to equity             -        199,552
  Other                                           27,056         33,781


           See accompanying notes to condensed financial statements.

                        FIRSTLINK COMMUNICATIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)


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

     The financial statements and related notes as of September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)  Merger Agreement

     In July 1999, the Company signed a definitive merger agreement with USOL Holdings, Inc. ("USOL"), to merge USOL into FirstLink. USOL has acquired certain assets and liabilities of U.S. Online Communications, Inc. ("US Online"), an Austin, Texas based provider of integrated telecommunication services to residents of apartments and condominiums passing approximately 15,000 cable and 7,200 telephone units, and certain assets from GMAC Commercial Mortgage Corporation ("GMACCM") operated as a product line known as "GMAC Resident's Advantage." GMAC Resident's Advantage provided ancillary services to residents of multi-dwelling units ("MDUs") under exclusive marketing agreements with property owners.

     Upon receiving shareholder approval at a special meeting of shareholders which has been scheduled on December 15, 1999, the Company will merge with USOL in a stock-for-stock transaction in which the Company will issue $37 million of Company preferred stock (convertible at $2.00 per share) and 3,175,000 shares of the Company's common stock of which 2,000,000 shares are subject to a three-year $3,674,000 note. Further, the Company will issue shareholders of USOL 2,084,000 warrants to purchase common stock (1,500,000 at $5.50 per share, 86,000 at $4.00 per share, 86,000 at $6.00 per share, and 412,000 at $2.00 per share).

     Additionally, the Company will assume USOL's $35 million senior credit facility and any borrowings thereunder at the time the transaction closes.

     The merger agreement superseded the letter of intent the Company had previously signed with Peregrine Capital, Inc. ("Peregrine").

(3)  The ResidentClub

     USOL has formed a subsidiary, TheResidentClub.com (the "ResidentClub"), an Internet-based business that will provide a range of move-in and lifestyle enhancement services to the MDU marketplace. The ResidentClub will utilize the exclusive marketing contracts acquired from GMACCM, representing approximately 500,000 units, to develop its business. The ResidentClub plans on augmenting the current Resident's Advantage product line by offering a range of new products and services.

(4)  Affiliate Receivable and Payable

     In connection with the definitive merger agreement with USOL, the Company and USOL have commenced the process of integrating operations. Pursuant to that process, certain functions such as billing and customer service for the Company's customers are being performed by USOL on behalf of the Company. Conversely, the Company's chief financial officer is also serving as the chief financial officer of USOL and the Company's president has been performing certain functions on behalf of USOL as well. It is anticipated that as consummation of the merger approaches, additional operational and administrative functions will also become integrated.

     Both the Company and USOL have been accounting for the time and out-of-pocket expenses incurred on behalf of the other party. The Company has classified such intercompany charges as "receivable from affiliates" and "payable to affiliate" on the accompanying unaudited balance sheet.

(5)  loss Per Common Share

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

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory developments, the ability of the Company to acquire or build passings on economical terms and conditions, the risk of insufficient cable and phone penetrations, the ability of the Company to effectively manage growth, general and local market conditions including the presence of competing companies, as well as other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.

Overview

     The Company provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes. Services consist of local and long-distance telephone, cable television and high-speed internet access, in a single package on a single invoice for the resident. The Company's first property went online in September 1994. As of September 30, 1999, the Company passed 3,300 phone and 3,300 cable units in 14 properties, all in Portland, Oregon. The Company had 2,090 cable and 1,582 telephone subscribers, respectively.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The Company reported a net loss of $424,206 for the three months ended September 30, 1999 compared to a net loss of $355,526 for the same period of the prior year. The increase in net loss is primarily attributable to increased operating and depreciation expenses, as well as a reduction in other income partially offset by lower selling, general, and administrative expenses during 1999 compared to 1998.

     Revenue increased $21,505 or 7% for the three months ended September 30, 1999 compared to the same period of the prior year. The increase in revenue is due to the Company having 6,600 operational passings in 1999 compared to 5,200 in the prior year. The increase in revenue is not proportional to the increase in passings due to 560 of the 1999 passings being in the lease-up phase (i.e., not fully occupied), as well as certain billing problems associated with the Company's billing integration with USOL which the Company believes will be remedied for November billing.

     Operating expense increased $32,409 or 13% for the three months ended September 30, 1999 compared to the same period of the prior year. The increase in operating expense between periods is due to the increase in operational passings. Operating expense was 79% of revenue for the three-month period in 1999 compared to 74% in the same period of the prior year.

     Selling, general and administrative expense decreased $33,938 or 7% for the three months ended September 30, 1999 compared to the same period of the prior year. The decrease in selling, general and administrative expense was the net result of decreased payroll costs partially offset by increased public relations and bad debt expenses. Selling, general and administrative expense was 121% of revenue for the three months ended September 30, 1999 compared to 139% for the same period of the prior year.

     Depreciation and amortization expense increased $45,897 or 164% for the three months ended September 30, 1999 compared to the same period of the prior year. The increase in depreciation and amortization expense resulted from increased plant and equipment balances between years. Depreciation and amortization expense was 21% of revenue for the three months ended September 30, 1999 compared to 9% for the same period of the prior year.

     The Company had other expense of $5,200 during the three months ended September 30, 1999 compared to other income of $40,617 during the same period of the prior year. This was the result of a one-time commission paid to a real estate broker in connection with subleasing certain excess office space, which exceeded the Company's interest income during the 1999 period. Further, the Company generated greater interest income during 1998 compared to 1999 as it had higher cash and investment balances.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     The Company reported a net loss of $1,178,343 for the nine months ended September 30, 1999 compared to a net loss of $1,103,384 for the same period of the prior year. The increase in net loss between periods was the net result of increased operating, selling, general and administrative, and depreciation and amortization expense partially offset by increased other income.

     Revenue increased $98,436 or 11% for the nine months ended September 30, 1999 compared to the same period of the prior year. The increase in revenue is due to the Company having more operational passings during 1999 compared to 1998.

     Operating expense increased $105,989 or 15% for the nine months ended September 30, 1999 compared to the same period of the prior year. The increase in operating expense between periods is due to the increase in operational passings. Operating expense was 79% of revenue for the nine months ended September 30, 1999 compared to 76% for the same period of the prior year.

     Selling, general and administrative expense increased $114,897 or 10% for the nine months ended September 30, 1999 compared to the same period of the prior year. The increase between periods is primarily due to increased rent and insurance costs associated with the Company's planned move (the space has been recently subleased) and new public status, respectively.

     Depreciation and amortization expense increased $116,612 or 163% for the nine months ended September 30, 1999 compared to the same period of the prior year. The increase in depreciation and amortization expense resulted from increased plant and equipment balances between years. Depreciation and amortization expense was 18% of revenue for the nine months ended September 30, 1999 compared to 8% for the same period of the prior year.

     Other income was $44,539 for the nine months ended September 30, 1999 compared to other expense of $119,514. The increase in other income between years was due to the increased cash and investment balances in 1999 (the result of the Company's initial public offering in July 1998), as well as a one-time noncash charge in 1998 for an induced debt conversion to equity.

Liquidity and Capital Resources

     At September 30, 1999, the Company had $2,942,239 of cash, cash equivalents and investment securities compared to $4,902,077 at December 31, 1999. Net cash of $1,056,676 was used in operating activities for the nine months ended September 30, 1999, which approximated the Company's net loss for the period.

     Net cash of $2,404,340 was provided by investing activities, which was the result of $3,284,495 being provided by maturing investment securities offset by $663,394 of capital expenditures and $216,761 of capitalized costs related to the merger with USOL. The capital expenditures were primarily for replacing certain of the Company's switches as part of an overall network upgrade to its Portland telephony facilities.

     Net cash of $23,007 was used in financing activities, which consisted of $45,507 of principal payments under capital leases offset by $22,500 in proceeds from the exercise of stock options and warrants.

     As more fully described elsewhere in this Form 10-QSB, FirstLink has signed a merger agreement with USOL (collectively the "Combined Company"). USOL has recently completed a financing transaction in which it received $37 million in gross cash proceeds through a preferred stock sale and has received a senior debt commitment of $35 million from a bank. The Combined Company anticipates pursuing two separate business: (1) to continue providing cable television, local and long-distance telephony and internet services to residents of MDUs (the "Telecommunications Business") and (2) to develop an electronic commerce-based business ("TheResidentClub.com") that will target residents of MDUs utilizing the assets acquired by USOL from GMACCM.

     Management believes that the funding received by USOL will be sufficient to fund the operations and capital requirements of the Combined Company for at least the next 12 months. However, an integral part of the Combined Company's business plan is to grow the Telecommunications Business through acquisitions. Should the Combined Company find acquisition opportunities that are either larger in magnitude or in number than its plan anticipates, then additional funding may be required sooner than planned.

     USOL's senior debt commitment limits the amount of proceeds from the preferred stock sale and senior debt commitment that the Combined Company can use to fund TheResidentClub.com to $1 million. USOL is seeking to increase that limit to $3 million. However, TheResidentClub.com will require additional funding to pursue its business plan. TheResidentClub.com is currently looking at various alternatives for funding its business plan including, but not limited to, private equity investments. The amount of funding required to execute TheResidentClub.com business plan is still being determined, but management expects it to range from $15 million to $25 million over the next 18 to 24 months. Any delays in raising the required funding will delay executing TheResidentClub.com business plan. Because of the funding limitation set forth in the senior debt commitment, management does not expect TheResidentClub.com to have an immediately significant impact on the liquidity, capital resources, or results of operations of the Combined Company.

     FirstLink has agreements with certain cable operations to purchase bulk cable signals at FirstLink's properties. As of September 30, 1999, FirstLink's commitment was $32,759 per month for such services.

     The Company has entered into salary continuation agreements with its President, CFO, and another key employee (the "Salary Agreements"). Under the terms of the Salary Agreements, which are substantially similar, the Company would pay each of these individuals one year's salary as severance if it involuntarily terminates them, as defined in the Salary Agreements. Additionally, if it involuntarily terminates them, all stock options they own which have vested would not have to be exercised until one year after the shares underlying the options have been registered. If the option plans have not been registered by January 30, 2000, then these individuals would have cashless exercise rights, as defined in the Salary Agreements. As defined by the Salary Agreements, the merger with USOL would result in the involuntary termination of these employees unless the Combined Company reaches an agreement with the employees to continue their employment. While the Company's CFO has tentatively reached such an agreement, the President and the other employee are discussing continuing their employment with the Combined Company and no agreements have been reached. If no agreement is reached, the Company would pay the President and the other employee lump sums of $150,000 and $60,000, respectively, pay for their medical insurance for a year, and provide them other benefits. Additionally, in order to retain other key employees during the transition period, the Company has entered into sticking bonus arrangements with these employees. Upon consummation of the merger with USOL, these employees will receive approximately $50,000 in aggregate. There were no material commitments for capital expenditures at September 30, 1999.

     FirstLink has net operating loss carryforwards which are available to offset future financial reporting and taxable income. Net operating loss carryforwards for tax purposes totaled approximately $2,500,000 at December 31, 1998 and expire in 2011 through 2018.

     A provision of the Internal Revenue Code requires the utilization of net operating losses be limited when there is a change of more than 50% in ownership of a company. Such a change occurred in 1996, 1997 and 1998. If FirstLink's agreement with USOL is approved by FirstLink's shareholders, FirstLink will have incurred another ownership change under Code Section 382. These ownership changes would limit the utilization of any net operating losses incurred prior to the change in ownership date.

     The difference between expected tax benefit, computed by applying the federal statutory rate of 34% to loss before taxes, and the actual tax benefit of $0 is primarily due to the increase in the valuation allowance for deferred taxes.

Year 2000 Readiness

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems arise from hardware and software unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources such as the use of special codes and conventions in software that make use of a date field. FirstLink recognizes the need to ensure its operations will not be adversely affected by Year 2000 hardware and software failures.

     FirstLink has performed a comprehensive review of its information and support systems to determine whether such systems will properly function in the Year 2000 and thereafter. Systems reviewed principally include FirstLink's switches and network operations systems, billing and financial systems, and FirstLink's internal communications systems. Although FirstLink relies primarily on systems developed with current technology that were designed to be Year 2000 compliant, FirstLink has had to replace, upgrade or reprogram certain systems or equipment. FirstLink's due diligence also included an evaluation of vendor-provided technology and the implementation of new policies to require vendors to confirm that they have disclosed and will correct any Year 2000 compliance issues.

     The costs associated with resolving Year 2000 issues have been expensed as incurred and, in the aggregate, have not had a material impact on FirstLink's financial condition or results of operations. However, certain telephony network upgrades previously described above have resolved Year 2000 deficiencies, and were capitalized as part of the overall system improvements. While FirstLink believes that its software applications will be Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems will then function adequately. As discussed above, management of FirstLink does not expect the Year 2000 problem to be material to its business, financial condition or results of operations. During the months prior to the century change, however, FirstLink will continue to monitor and evaluate any new versions of software and information systems provided by third parties and any new infrastructure systems that it may acquire, to determine whether they are Year 2000 compliant. Despite its current assessment, FirstLink may not identify and correct all significant Year 2000 problems on a timely basis. If the representations made by its various vendors regarding Year 2000 compliance are inaccurate, additional Year 2000 compliance efforts may involve significant time and expense and unresolved problems could harm FirstLink's business. FirstLink currently has no contingency plans to address the risk.

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

     Form 8-K dated July 21, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTLINK COMMUNICATIONS, INC.


Dated: November 12, 1999           By:  /s/ A. Roger Pease
                                        ---------------------------------
                                        A. Roger Pease
                                        President, Chief Executive Officer
                                         and Director


Dated: November 12, 1999           By: /s/ Jeffrey S. Sperber
                                        ---------------------------------
                                        Jeffrey S. Sperber
                                        Chief Financial Officer