Form 10KSB
period 1999-12-31
FIRSTLINK COMMUNICATIONS INC
filed 2000-03-31
CIK 1035271

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR

                             ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number 01-14271

                                 ---------------

                               USOL Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

                   Oregon                           93-1197477
                (State or other                 (I.R.S. Employer
                jurisdiction of                 Identification No.)
                incorporation or
                 organization)

                             10300 Metric Boulevard
                               Austin, Texas 78758
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (512) 651-3767

                  Securities registered under Section 12(b) of
                  the Exchange Act: None Securities registered
                    under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)
                         Common Stock Purchase Warrants
                                (Title of Class)

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

     The issuer's revenues for its most recent fiscal year was $3,140,163.

     The aggregate market value of the voting stock held as of March 20, 2000 by nonaffiliates of the issuer was $58,447,403, based on the last sale price of its Common Stock on such date. As of March 20, 2000, the issuer had 7,499,853 shares of its no par value Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format. YES [ ] NO [X]
================================================================================

                                      INDEX

PART I

Item 1.    Business

The Company........................................................ 3
Business Strategy.................................................. 4
Business of USOL................................................... 4
USOL Properties.................................................... 4
USOL Products and Services......................................... 5
The USOL Market.................................................... 5
USOL Marketing Strategy............................................ 6
USOL Competition................................................... 7
The Business of TRC................................................ 7
TRC Properties..................................................... 7
TRC Products and Services.......................................... 7
TRC Marketing Strategy............................................. 7
TRC Competition.................................................... 8
Key Suppliers...................................................... 8
Employees.......................................................... 8
Legislation and Regulation......................................... 8

Item 2. Properties................................................ 11

Item 3. Legal Proceedings......................................... 11

Item 4. Submission of Matters to a Vote of Security Holders....... 11

PART II

Item 5. Market for Registrant's Common Equity and
Related Stockholder Matters....................................... 11

Item 6. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Introduction...................................................... 11
Results of Operations............................................. 13
Liquidity and Capital Resources................................... 13
Year 2000......................................................... 14
Preferred Stock Dividends......................................... 14
Adoption of New Accounting Standards.............................. 14

Item 7. Financial Statements and Supplementary Data............... 14

Item 8. Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure............................... 14

PART III

Item 9. Directors and Executive Officers of the Registrant........ 15

Item 10. Executive Compensation................................... 19

Item 11. Security Ownership of Certain Beneficial Owners
and Management.................................................... 21

Item 12. Certain Relationships and Related Transactions........... 24

PART IV

Item 13. Exhibits and Reports on Form 8-K

Exhibits.......................................................... 24
Signatures........................................................ 25

                                     PART I

Item 1. Business.

The Company

    USOL Holdings, Inc. (formerly FirstLink Communications, Inc.) (the "Company") provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes ("MDUs") in Texas, Oregon, Colorado and Virginia. Services provided include cable television ("CATV") and enhanced local and long-distance telephone services, collectively referred to as residential multi-tenant services ("RMTS"). In certain properties, we also provide high-speed internet access.

    We provide our services under right of entry contracts ("ROEs") with MDU property owners and service agreements with MDU residents. The ROEs allow us to exclusively market RMTS services to the property residents. We offer incentives to property owners such as royalties, the ability to deal with a single provider for all telecommunication services, and the ability to differentiate their property by offering integrated telecommunication services to their residents.

    We also provide a range of move-in and lifestyle enhancement services to residents of MDUs through our subsidiary, TheResidentClub.com, Inc. ("TRC"). TRC provides its services under exclusive marketing agreements with MDU property owners.

    On December 15, 1999, our shareholders approved a merger (the "Merger") by and between FirstLink Communications, Inc. ("FirstLink") and USOL Holdings, Inc. ("Holdings") in a stock-for-stock transaction with FirstLink as the legal survivor. Pursuant to the definitive merger agreement, FirstLink exchanged
3,175,000 shares of its no par common stock, 1,480,000 shares of preferred stock, and 2,084,000 common stock purchase warrants (at prices ranging from $2.00 to $6.00 per share) for identical securities of Holdings. Additionally, FirstLink changed its name to USOL Holdings, Inc. The Merger was completed on December 22, 1999. At closing, the Company had 14,954 and 7,085 cable and telephone passings, respectively, counting 10,072 cable subscribers and 2,780 telephone subscribers. The total purchase price was $32,051,611.

    The Merger was accounted for as a reverse merger under the purchase method of accounting. Accordingly, the legal form of the transaction has been ignored and Holdings has been treated as the accounting acquirer. The excess of purchase price over the fair market value of FirstLink's net assets has been recorded as goodwill and will be amortized over a 10-year period.

    Holdings was formed on May 12, 1999 for the purpose of acquiring entities providing telecommunications, cable television, internet access and other services to residents of MDUs. On July 21, 1999, Holdings through its subsidiary USOL, Inc. ("USOL") purchased substantially all of the assets and certain liabilities of U.S. OnLine Communications, Inc. ("US OnLine"). US OnLine provided telecommunications and cable television services to residents of MDUs in Texas, Virginia and Colorado. Pursuant to the asset purchase agreement, Holdings exchanged 750,000 shares of its common stock valued at $2.00 per share, warrants to purchase 1,500,000 shares of Holdings' common stock at an exercise price of $5.50 per share, and $845,000 of cash. We valued the warrants, using the Black-Scholes pricing model, at approximately $1,324,800. The acquisition was accounted for under the purchase method of accounting. The total purchase price was $3,669,800.

    On July 21, 1999, Holdings through its subsidiary TRC, purchased certain assets and contract rights from GMAC Commercial Mortgage Corporation ("GMACCM"). Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. We valued this warrant, using the Black-Scholes pricing model, at approximately $343,800. The acquisition was accounted for as a purchase with the entire purchase price being recorded as goodwill.

    The Company was organized in 1995 under the laws of the State of Oregon and our headquarters are located at 10300 Metric Boulevard, Austin, Texas 78758. Our telephone number is (512) 651-3767.

    We currently have ROEs with 84 residential developments in seven cities in the United States. As of December 31, 1999, 63 of those properties were operational, all in Austin, Dallas/Ft. Worth, Denver, Portland, San Antonio and Washington, D.C., representing 30,748 operational passings. As of December 31, 1999, the Company had 11,919, 4,171 and 74 CATV, telephone and Internet customers, respectively.

Business Strategy

    Our primary objective is to become the leading provider of bundled communications and ancillary services to residents of MDUs in the United States. We plan on accomplishing this objective by operating two separate and distinct businesses: 1) our bundled telecommunication services business conducted through USOL and 2) our move-in and lifestyle enhancement business conducted through TRC.

Business of USOL

    We currently have operations in seven major markets: Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C. Our plan is to grow our markets rapidly, yet prudently, without sacrificing the quality of our services or the customer's experience. We will seek to grow our existing markets first, as we believe that geographical clustering enhances overall enterprise value and results in operating efficiencies. However, we will be opportunistic in looking at new markets, entering them only if they appear to make strategic geographic sense and offer the opportunity to achieve immediate scale in the market.

    We plan on growing our markets by generating new ROEs through traditional in-house sales efforts as well as through the acquisition of other private cable operators. We will target MDUs in our markets with favorable demographics that only fit within the parameters of our property capital expenditure profile. Once we have obtained the ROE, we will seek to maximize subscriber penetrations and revenue by providing a suite of bundled communications products and services at competitive prices with superior customer service and support.

USOL Properties

    We currently have ROEs with 84 residential developments in seven cities in the United States, including properties owned or managed by many of the leading real estate companies in the United States including Amli Residential Properties Trust, Equity Residential Properties Trust, Trammell Crow Residential, Gables Residential Trust, Lincoln Property Combined Company and Walden Residential Properties, Inc. among others. Contract terms range from five to 20 years with an average remaining term of approximately 10 years.

    The table below summarizes our active operational passings and subscriber base as of December 31, 1999:

                                                Passings                                     Subscribers
                               ---------------------------------------      -----------------------------------------
Market                         CATV      Telephone   Internet    Total      CATV      Telephone   Internet    Total
Austin                         4,018        1,953      1,183      7,154      2,700         728        36        3,464
Dallas/Ft. Worth               3,775        2,888         --      6,663      2,645       1,259        --        3,904
Denver                           968          496         --      1,464        718         166        --          884
Portland                       3,300        3,220      1,006      7,526      1,847       1,391        38        3,276
San Antonio                    5,569        1,124         --      6,693      3,466         361        --        3,827
Washington, D.C. Area            624          624         --      1,248        543         266        --          809
                             -------      -------      -----   --------     ------     -------      ----      -------
Totals                        18,254       10,305      2,189     30,748     11,919       4,171        74       16,164
                              ======       ======      =====     ======     ======      ======       ===       ======


    The table below summarizes our backlog of passings under contract but not yet operational at December 31, 1999:

                                           Passings
                               -------------------------------
Market                           CATV      Telephone      Total
Austin                             90         600          690
Dallas/Ft. Worth                   --         561          561
Denver                            150          --          150
Houston                         4,842          --        4,842
Portland                           --          --           --
San Antonio                       200         876        1,076
Washington, D.C. Area              --          --           --
                               ------      ------       ------
Totals                          5,282       2,037        7,319
                                =====       =====        =====

USOL Products and Services

    We offer standard and enhanced local and long-distance telecommunications and/or CATV services to MDU residents. In addition, we have begun to offer high-speed Internet access to some of our communities.

    CATV Services. We typically deliver our CATV services by re-transmitting programming signals via antenna and principal headend electronic equipment that receive and process signals from satellites, via both analog and digital transmissions. We obtain our programming through program access agreements with suppliers of programming. We also process and distribute off-air transmission signals from local network affiliates and independent television stations. Our system architecture generally eliminates the need for set-top converter boxes when it is connected to cable-ready television sets, and enables us to activate service for subscribers without entering into an apartment. Many of our systems currently use 18 GHz microwave relays to link more than one apartment community to a single headend, enabling us to realize greater economies of scale. In the future, we plan to employ the technology that provides the most attractive return on invested capital without compromising its service. In some instances, we may simply resell the services of the local franchise cable operator. We are also currently analyzing and/or beta testing other technologies including digital overlays and interdiction (automated work order processing) to provide expanded and enhanced services.

    We offer our subscribers a full range of popular CATV programming at competitive prices. Our basic MDU programming package is generally priced below the rate charged by incumbent franchise CATV operators, and includes uninterrupted full-length motion pictures, regional sports channels, sporting events, concerts, and other entertainment programming. Premium channels, including HBO(TM), Cinemax(TM), Showtime(TM), and The Disney Channel(TM), are
generally offered individually or in discounted packages with basic or other services. In addition, we offer each property its own dedicated channel, called "Community Link," that provides on-site management with the ability to communicate electronically with residents. Communities with controlled access are outfitted with surveillance cameras that allow residents to view traffic at the access gates.

    Telephony Services. We currently purchase standard and enhanced local and dedicated long-distance telephony services in bulk via T-1 based connectivity from local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs"), and interexchange carriers ("IXCs"). We offer local and long-distance telephony services to customers through our networked, central office telecommunications platforms. Telephony services offered include call waiting, call forwarding, caller ID and voice mail. We do not permit customers to place 900-number calls or use related type services, in part to limit the potential credit risk generally associated with such calls, and in part because of the additional expense associated with billing such calls. Our switching systems are software-driven and capable of feature enhancement and efficient, remote servicing through software interfaces.

    Internet Services. We provide high-speed (1 mbps) Internet access to certain apartment communities. We provide our dedicated connection utilizing the existing copper wire infrastructure of the apartment community. Each property is then connected to the network backbone, via a T-1 or digital subscriber line ("DSL") connection.

    During 2000, we are planning to beta test high-speed Internet access utilizing cable modem technology. If such tests are successful, we anticipate providing such services to additional apartment communities. Additionally, we also anticipate introducing a dial-up Internet access product as well, by reselling the services of a major Internet service provider ("ISP").

The USOL Market

    The United States telecommunications industry is large and robust. The cable television industry's revenues exceed $28 billion while local and long-distance telephone traffic is in excess of $200 billion. It has been estimated by the Yankee Group that the MDU market presents an approximately $20 billion annual revenue opportunity.

    As a result of technological and regulatory changes that have occurred over the past few years, smaller companies have been able to compete more effectively in the CATV and telephony markets traditionally dominated by larger companies. This shift has enabled the RMTS industry to evolve as an early stage competitor in the CATV and telephony markets. The potential market for RMTS remains largely undeveloped, creating significant opportunities for companies with the technological, operational and administrative ability to manage growth effectively. It has been estimated by the Yankee Group that only 5% of the MDU market is being served by an RMTS provider. First, there are few competitors relative to the size of the potential market, which is estimated to be nearly
4.5 million units across the United States located in MDUs of 200 units or more. Second, RMTS providers can offer their services selectively and customize their products and service offerings to meet the specific demands of apartment residents. Due to their lower cost structure, reduced regulatory oversight, and economies of scale realized from an increased range of products and services offered, RMTS providers can generally offer revenue-sharing agreements to property owners to induce them to enter into long-term ROEs.

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

    Recent changes in the telecommunications industry have enabled private telephone operators to package and resell a variety of telecommunications services to MDU residents at competitive prices. These changes include (i) the development of highly reliable, efficient, low-cost private branch exchange and switching equipment, (ii) the proliferation of fiber optic transmission capacity, and (iii) the gradual decrease in barriers to entry into local markets. While these changes have created opportunities for private telephone operators, they have also created pricing pressures which may depress profit margins for such private telephone operators in the future.

USOL Marketing Strategy

    We believe that it is important to enter target markets as quickly as practicable to establish an early market presence and to gain critical operating mass in advance of competitors. We currently target apartment communities with 200 or more units. The selling cycle for our services includes proposal presentation, contract negotiations and service implementation, a cycle that can require more than six months to complete. While we plan to bolster growth through acquisition, securing new ROEs through direct marketing efforts is also an integral part of the Company's strategy to grow and achieve operating efficiencies.

    While royalty arrangements encourage property owners to enter into service agreements with us, we believe that delivery of competitive products and superior customer service is the key to acquiring ROEs. We use a two-tier strategy. First, we concentrate on entering into ROEs with the large national owners of high-quality multi-family housing. These property owners are generally partnerships, real estate investment trusts, insurance companies and other institutional owners that control 20,000 or more units. Second, we market our services to smaller owners whose properties typically lie within a single geographic market.

    We offer property owners and management companies an attractive new revenue source in the form of royalties. Under our royalty arrangements, property owners generally are paid a percentage of gross monthly receipts collected for services delivered by us to subscribers on a property. The percentage paid to property owners under this arrangement typically varies depending upon the total number of subscribers to our services in relation to the total number of dwelling units. We negotiate long-term ROEs with owners of large MDU portfolios because we believe that strategic relationships with these owners are critical to market penetration and long-term success. These ROEs generally provide for a term of eight to 15 years and give us the right to be the exclusive provider of CATV services and a nonexclusive provider of telephony and related services. The property owner typically agrees to market and promote our telephony and related services exclusively.

    Once we have obtained the ROE and have activated services on the property, we utilize the on-site leasing personnel to market our services to the residents, which typically takes place at the time the residents sign their leases. We package our services at competitive prices, and usually discount the installation prices compared to the competition. For the resident, this easy sign-up process eliminates the need for them to contact several different service providers, and saves them money and time. In addition, we usually schedule service installations and assign phone numbers prior to the move-in date of the resident. This eliminates the inconvenience for the resident of having to meet the installation technicians, as is the case with the competition. All of the services are billed on a single invoice, and the resident only has one company to contact for any questions or concerns. We believe that the combination of convenience, savings, and quality service presented to the resident at the time of move-in is a very powerful marketing advantage. Additionally, the leasing agents are given an incentive to sell our services, since we pay them commissions (directly or through the property owner's management company) for signing up existing residents and new residents. The leasing agents are trained by us and are provided with marketing and other support literature to facilitate sales of our products and services.

    Our acquisition strategy is to pursue small private cable operators that are not of high priority to the local franchised CATV provider ("MSO"). We believe that we can acquire these passings at relatively low valuations.

USOL Competition

    The market for CATV and telephony services is highly competitive. We compete for ROEs with MSOs, other private cable operators and telecommunications providers. Under the terms of our ROEs, we generally are required to provide products and services that are competitive with those offered by other cable and telecommunications providers. We compete for customers on the basis of price, services offered and customer service. MSOs and Regional Bell Operating Companies ("RBOCs") represent our principal competition. These competitors are typically very large companies with significantly greater resources than ours. Our principal Residential Multi-Tenant Service ("RMTS") competitors are OpTel, Inc. and OnePoint Communications, L.L.C.

The Business of TRC

    In July 1999, we acquired exclusive marketing agreements from GMACCM that allow us to provide various services to residents of MDUs. It is our plan to use these rights to provide "move-in" and "lifestyle enhancement" services to the residents utilizing the Internet.

    TRC is currently serving its customers by using a fax server that was acquired from GMACCM. It is management's plan to migrate the current business to an Internet-based platform and expand the number of properties served as well as the products and services offered. This new business model is currently in the development stage and we expect to launch our first beta tests in April 2000. Accordingly, the following discussion relates to how we envision the business operating in the future.

TRC Properties

    We currently have marketing agreements acquired from GMACCM with over 2,000 residential apartment communities in 40 states owned or managed by 51 organizations. Our marketing agreements generally have terms of two years or less.

TRC Products and Services

    Move-in services will typically include the ability to initiate third-party services including local and long-distance telephone service, cable television service, newspaper delivery, the ability to purchase renters insurance and an option to rent furniture and appliances all at the time the resident signs their lease. In most instances, the telecommunications services being initiated will be provided by competitors of USOL. In some instances, the telecommunication services will be provided by USOL. Contracts currently exist with US WEST and Bell Atlantic to provide local telecommunications services, and with Sprint to provide long-distance telecommunication services.

    Move-in services will be available to all new residents free of charge to the resident. We will be compensated by the providers of the services that we initiate.

    Lifestyle enhancement services will be provided to paying members only. Such services will include, but are not limited to, free Internet access, unlimited E-mail services, the ability to pay rent or schedule maintenance through the web, free on-line banking, and other services. Additionally, we will also develop and maintain local content for web sites designed specifically for each apartment community that we serve. Membership fees will vary depending upon the speed of Internet access that is desired.

    We will also provide "move-out" services to our members when they leave the apartment community. Such services will include telecommunications and cable television service disconnection, truck rentals, and storage services. Members will be allowed to maintain their memberships in TRC after they leave the community.

TRC Marketing Strategy

    We will focus initially on MDU communities with 250 units or greater. We will concentrate on entering into agreements with large national owners of MDUs such as REITs, insurance companies and partnerships that control 20,000 or more units. Because our business is not constrained by the need to build local facilities, we can offer our services on a national basis without the need for geographic clustering. Property owners and managers are interested in our TRC services because it allows them to differentiate their properties while also providing a source of revenue. Additionally, we plan to "private label" the services we provide so that it appears to the resident that the services are being provided by the apartment community.

    Once the agreement with the property owner has been signed, we can market our services to the residents. Services and membership will generally be initiated by using a browser-based tool that will be located on a specialized kiosk in the leasing office. Residents will be directed to the kiosks by the leasing agents who will be incented to do so. For those residents who may not want to use the kiosk, the leasing agent will be able to fax in, or the resident will be able to call in, the requested membership or services.

TRC Competition

    TRC's competition can be divided into five distinct areas: 1) Large cable and telecommunications providers that seek to provide similar services into the MDU market and have existing programs for property owners. These include many of TRC's current partners, such as US West, Bell Atlantic, Time Warner and TCI; 2) Large REITs and MDU property managers that believe they can develop and provide these services more efficiently into their customer base, such as Equity
Residential, AIMCO and Archstone; 3) Small, start-up Internet companies that have developed a local solution for one or more local MDU communities, such as therent.com and essential.com and larger Internet companies that address the real estate market by providing a link between potential renters or home buyers and available real estate, including rent.net, apartmentguides, viva.com and HomeStore; 4) High-speed Internet service development and deployment organizations that focus on the MDU market, such as BroadBand.Now (formerly
I3S), CAIS and Darwin Networks; and 5) Generic portals and ISPs that can provide myCommunity or myAffinityGroup services off a common template for affinity groups at large (e.g., from Yahoo, Excite@Home, Lycos and others), as well as free ISPs such as Netzero, Juno Online,1stUp, altavista, surfree.com and freei.net.

Key Suppliers

    Neither USOL nor TRC are materially dependent upon any one supplier of goods or services.

Employees

    At December 31, 1999, we employed 115 persons on a full-time basis. Of these employees, 21 were administrative or management, 19 were in the areas of customer service and billing, 63 were in operations and 12 were at TRC. We believe our relationship with our employees to be good and none of the employees are union members. All of the Company's employees are at will with the exception of certain Executive Officers whom have employment agreements.

Legislation and Regulation

  Government Regulation--General

    USOL's business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission ("PUC" or "PSC"). At the federal level, the FCC, among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Telecommunications Act.

  Government Regulation--CATV Regulatory Issues

    Regulatory Status and Regulation of Private Cable Operators. Franchise cable operators are subject to a wide range of FCC regulations regarding such matters as the rates charged for certain services, transmission of local television broadcast signals, customer service standards/procedures, performance standards and system testing requirements. In addition, the operator's franchise, which can be issued at the municipal, county or state level, typically imposes additional requirements for operation. These relate to such matters as system design and construction, provision of channel capacity and production facilities for public educational and government use, and the payment of franchise fees and the provision of other "in kind" benefits to the city.

    The operator of a video distribution system that serves subscribers without using any public right-of-way, referred to generally as a private cable operator ("PCO"), is exempt from the majority of FCC regulations applicable to franchised systems which do use public rights-of-way. Moreover, a state or local government cannot impose a franchise requirement on such operators.

    In an attempt to remain exempt from extensive FCC regulation and local franchising requirements, we intend to continue to confine our video distribution facilities to contiguous private property and obtain programming primarily via satellite master antenna television ("SMATV") facilities and digital ("DBS") transport. In some instances, we rely on 18 GHz microwave links to cross public rights-of-way where necessary and technically and economically feasible. The use of microwave frequencies to transmit video signals across a public right-of-way is not considered a "use" of the right-of-way sufficient to trigger a local franchising requirement or FCC regulation applicable to franchised operators. We intend to be a private cable operator in all of the markets that we serve.

    The use of 18 GHz microwave links nationwide could be affected generally by two ongoing proceedings at the FCC. In the first proceeding, the FCC is considering whether to provide for routine "blanket" licensing of large numbers of small antenna earth stations in a range of frequency bands including the 18 GHz band. If the proposed operations are allowed, it is possible that we will be required to use more sophisticated and more expensive equipment to maintain signal quality in our point-to-point 18 GHz microwave links. It is also possible that the proposed operations would cause interference with these links that could not be remedied entirely. In the second proceeding, initiated on April 1, 1998, the FCC has been asked to authorize the use of the 12 GHz band for transmission of video programming. Such action would expand the general availability of microwave links. More importantly, a 12 GHz link can cover approximately twice the distance of an 18 GHz link and consequently would allow us to integrate systems over a larger area.

    Even structuring our operations in the foregoing manner, we will have to comply with various FCC rules, including the following: the FCC's signal leakage rules, which require monitoring and testing of its facilities, various Equal Employment Opportunity requirements (including annual reports and implementation of a nondiscrimination policy and a positive program to encourage equal opportunity), requirements that we obtain the consent of commercial broadcast stations for transmission of the stations' signals and rules requiring the closed captioning of programming.

    Access to Property. Federal law provides franchise cable operators access to public rights-of-way and certain private easements. These provisions generally have been limited by the courts to apply only to external easements and franchise operators have not been able to use these rights to access the interior of MDUs without owner consent. In some jurisdictions, franchise operators have been able to use state or local access laws to gain access to property over the owner's objection and in derogation of a competing provider's exclusive contractual right to serve the property. These statutes, referred to as "mandatory access" provisions, typically empower only franchise cable operators to force access to an MDU to provide service to the residents regardless of whether the owner objects or has entered into a contract with an alternative provider of video services such as us. Thus, in jurisdictions where a mandatory access provision has been enacted, a franchise operator would be able to access an MDU and provide service in competition with us regardless of whether we have an exclusive ROE with the owner. The ability of franchise operators to force access to an MDU and take a portion of the subscriber base could negatively effect our operating margin at a particular property. It is often the case, particularly at the local level, that the mandatory access provision is suspect under constitutional principles because, for example, it does not provide the MDU owner compensation for the "taking" of its property.

    The FCC has recently granted direct broadcast satellite ("DBS") and multi-channel, multi-point distribution service ("MMDS") operators rights on a national basis similar to the mandatory access provided to franchise cable operators in some state and local jurisdictions. The FCC recently adopted rules prohibiting homeowners associations, manufactured housing parks and state and local governments from imposing any restriction on a property owner that impairs the owner's installation, maintenance or use of DBS and MMDS antennas one meter or less in diameter or diagonal measurement. To date, our business has not been significantly impacted by these rights.

    Inside Wiring. Last year, the FCC issued new rules governing the disposition of inside wiring by incumbent operators in MDUs upon termination of service when the incumbent operator owns the wiring. In some instances, a new provider such as us faces difficulty in taking over a property because the ownership of the wiring is uncertain or contested and the property owner is hesitant to allow installation of additional wiring. The new rules address this issue and facilitate competition from new providers by requiring the incumbent operator to choose between sale, removal or abandonment of the wiring within certain time constraints and by allowing installation of wiring within an incumbent's molding in certain instances. The rules are currently the subject of petitions for reconsideration at the FCC and at least one judicial challenge in the Eighth Circuit Court of Appeals.

    In conjunction with the issuance of the inside wiring provisions, the FCC sought comment on a number of related issues which it will address in new rules. It is considering, among other things, whether to (i) adopt a cap on the duration of exclusive contracts equal to the amount of time reasonably necessary to recover capital costs (the FCC has preliminarily proposed a cap of seven years); (ii) limit the ability of multi-channel video programming distributors ("MVPDs") with market power (typically the local franchisee) to enter into exclusive contracts, (iii) take action to address the anti-competitive effects of perpetual exclusive contracts (those continuing though all future renewals of the franchise), such as by allowing MDU owners to void these contracts pursuant to a "fresh look" mechanism; (iv) require competing providers to share a single system of wiring; (v) extend existing rules on cable home wiring (that wiring within residential units up to twelve inches outside each unit) to all MVPDs and not just franchise operators; and/or (vi) extend rights of subscribers to install their own cable wiring within MDUs. The comments filed in this proceeding are divided on many of the key issues regarding treatment of exclusive and perpetual contracts.

    Given the limited subscriber base at MDUs, it is important for us to be able to rely upon exclusive contracts as a means of maximizing our revenue at a particular property. Thus, if in implementing rules to address the foregoing issues, the FCC imposes too short a cap on exclusive contracts or otherwise unduly limits their use, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the perpetual contracts often utilized by franchise operators inhibit competition from alternative providers such as us or stifle it altogether if such contracts are exclusive. If the FCC does not grant MDU owners broad enough powers to extricate themselves from perpetual contracts with franchise operators, the number of MDUs at which we could compete would be diminished, which could have a material adverse effect on our business, financial condition and results of operations.

    Regulation of Franchise Cable Television Rates. The FCC regulates the rates that franchise cable systems charge for basic monthly service, expanded basic service and certain customer premises equipment. As an exception to the general uniform rate requirement, the regulations allow certain "bulk" discounts to MDU customers, enabling franchise cable systems to be more competitive with private operators such as us. In addition, rate regulation does not apply if the franchise operator is subject to "effective competition" as defined by the FCC or if the operator qualified for the "small operator" exemption. The FCC is currently considering revisions to the uniform rate regulations and the foregoing exemptions, which revisions may affect the level of protection the regulations afford private operators. More generally, the regulations do not prohibit discriminatory pricing for services other than rate-regulated services and associated installation and equipment costs. Although regulation of rates for expanded basic service is scheduled to be eliminated in March 1999, recent cable rate increases have resulted in pressure on Congress to extend this "sunset" date.

    Actions by the FCC that expand the freedom of franchise operators to set rates or the termination of rate regulation altogether could allow franchise operators to subsidize competition at MDUs through their citywide operations. This could have a material adverse effect on our business, financial condition and results of operations.

    Copyright. The broadcast programming to be distributed by us contains copyrighted material. Accordingly, we pay copyright fees for use of that material (copyright liability for satellite-delivered programming is typically assumed by the supplier). The U.S. Copyright Office recently ruled that private systems located in "contiguous communities" (or operating from one headend) will be treated as one system and that the revenue for such systems must be combined in the calculation of copyright fees. If the combined revenue figure is high enough, it results in more complicated fee calculations and higher fees. We intend to structure our programming to minimize the revenue associated with retransmission of television and radio broadcasts in an effort to maintain a simplified filing status and to reduce our copyright liability in the event we must file under the more complicated formula.

  Government Regulation--Telephony Regulatory Issues

    In providing telecommunications services to our customers, we will operate as either a shared tenant service ("STS") provider or a competitive local exchange carrier ("CLEC"), as well as an interexchange carrier ("IXC"). Fewer than a dozen states impose certification and/or tariffing requirements on STS providers, while virtually all states do so with respect to CLECs. While the FCC and a majority of states impose certification and/or tariffing requirements on IXCs, federal and state regulation of IXCs has been relaxed substantially over the past few years. CLECs remain subject to a wide array of regulatory constraints and obligations. By contrast, regulation of STS providers is minimal. We are certified as a CLEC in the states of Colorado, Oregon, Washington, and Texas and intend to seek like authority when we enter other states. We also have authority to operate as an IXC in the same states and will seek authority to act as an IXC to the extent such authority is required when we enter new states. To date, we have never operated as a CLEC.

    The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of legal, regulatory, economic and operational barriers to competitive entry. These changes provided us with new opportunities to provide local telephone services on a more cost-effective basis. The 1996 Act, however, also provides the RBOCs with a means to enter the long-distance market, which introduced a number of substantial new competitors in that market. On balance, we believe that we will benefit significantly from the market-opening provisions of the 1996 Act.

Item 2. Properties.

    The corporate headquarters and national customer service center are currently located at 10300 Metric Boulevard in Austin, Texas, in approximately 28,000 square feet of commercial space under a long-term lease. We also maintain leased facilities in Farmer's Branch and San Antonio, Texas; Portland, Oregon; and McLean, Virginia.

Item 3. Legal Proceedings.

    There are no material existing or pending legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

    Pursuant to a proxy statement dated November 8, 1999, the Company submitted the proposal to enter into the Merger to its security holders at a special meeting held December 15, 1999. The Merger was approved by the shareholders by a vote of 2,370,886 For, 890 Against, and 8,250 present but abstaining, with 1,326,953 shares treated as broker non-votes.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock and certain common stock purchase warrants trade on the Nasdaq National Market System ("NMS") under the symbols "USOL" and "USOLW", respectively.

    Set forth in the following table are high and low bid quotations for each quarter in the fiscal year ended December 31, 1999. The Company completed its initial public offering ("IPO") on July 27, 1998 and, accordingly, there was no public market for its stock or warrants prior to that date. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions:

                                             Common Stock           Warrants
                                            ---------------     ----------------
             Quarter Ended                  High       Low       High       Low
-----------------------------------------   -----     -----     ------    ------
September 30, 1998.......................   $4.50     $1.50     $  .56    $  .13
December 31, 1998........................   $2.31     $1.13     $  .25    $  .06
March 31, 1999...........................   $2.37     $1.69     $  .22    $  .06
June 30, 1999............................   $6.75     $1.72      $1.88    $  .19
September 30, 1999.......................   $5.56     $4.13      $1.50    $  .81
December 31, 1999........................   $8.00     $3.75      $1.88    $  .88

    There were approximately 753 holders of record of the Company's common stock as of March 20, 2000.

    No dividends have been declared or paid by us related to common stock, nor do we anticipate paying cash dividends on the shares of common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

    The  following   discussion  of  the  financial  condition  and  results  of operations of the Company, the description of our business, as well as other sections of this Form 10-KSB contain certain forward-looking statements. Our actual results could differ materially from those discussed herein and the current business plans could be altered in response to market conditions and other factors beyond our control.

    We provide integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes. Services provided include cable television and enhanced local and long-distance telephone services. In certain properties, we also provide high-speed Internet access. Our primary objective is to become a leading provider of RMTS in the United States.

    On December 15, 1999, our shareholders approved a merger (the "Merger") by and between FirstLink Communications, Inc. ("FirstLink") and USOL Holdings, Inc. ("Holdings") in a stock-for-stock transaction with FirstLink as the legal survivor. Pursuant to the definitive merger agreement, FirstLink exchanged
3,175,000 shares of its no par common stock, 1,480,000 shares of preferred stock, and 2,084,000 common stock purchase warrants (at prices ranging from $2.00 to $6.00 per share) for identical securities of Holdings. Additionally, FirstLink changed its name to USOL Holdings, Inc. The Merger was completed on December 22, 1999. The total purchase price was $32,051,611.

    The Merger was accounted for as a reverse merger under the purchase method of accounting. Accordingly, the legal form of the transaction has been ignored and Holdings has been treated as the accounting acquirer.

    Holdings was formed on May 12, 1999 for the purpose of acquiring entities providing telecommunications, cable television, internet access and other services to residents of MDUs. On July 21, 1999, Holdings through its subsidiary USOL, Inc. ("USOL") purchased substantially all of the assets and certain liabilities of U.S. OnLine Communications, Inc. ("US OnLine"). US OnLine provided telecommunications and cable television services to residents of MDUs in Texas, Virginia and Colorado. Pursuant to the asset purchase agreement, Holdings exchanged 750,000 shares of its common stock valued at $2.00 per share, warrants to purchase 1,500,000 shares of Holdings' common stock at an exercise price of $5.50 per share, and $845,000 of cash. We valued the warrants, using the Black-Scholes pricing model, at approximately $1,324,800. The acquisition was accounted for under the purchase method of accounting. The total purchase price was $3,669,800.

    On July 21, 1999, Holdings through its subsidiary TRC, purchased certain assets and contract rights from GMAC Commercial Mortgage Corporation ("GMACCM"). Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. We valued this warrant using the Black-Scholes pricing model at approximately $343,800. The acquisition was accounted for as a purchase with the entire purchase price being recorded as goodwill.

    As a result of the aforementioned transactions, the accompanying consolidated statement of operations and cash flows for the Company included in this Form 10-KSB are those of Holdings from May 12, 1999 (inception) through December 22, 1999 and the results of the Company from December 23, 1999 through December 31, 1999. For purposes of the following discussion on the results of operations, the table set forth below was used to compare the 1999 results with those of 1998. The 1999 amounts represent 12 months of operating results by combining the Company's 1999 results (May 12, 1999 through December 31, 1999) with those of its accounting predecessor, US OnLine (January 1, 1999 through June 30, 1999). The 1998 operating results are those of US OnLine. US OnLine's financial statements are presented elsewhere in this Form 10-KSB.

                                                             1999                               1998
                                       ------------------------------------------------    -------------
                                          Company         US OnLine         Combined         US OnLine
Revenue                                $   3,140,163    $   2,831,079     $   5,971,242    $   5,108,225
                                       -------------    -------------     -------------    -------------
Expenses:
  Operating                                2,528,953        2,100,739         4,629,692        4,469,879
  Selling, general and
    administrative                         3,186,502        1,554,807         4,741,309        4,454,102
  Depreciation and amortization            1,265,671          878,286         2,143,957        1,532,351
  Stock compensation                       1,023,874               --         1,023,874               --
  Write down of property and
    equipment                                     --               --                --        1,172,468
                                       -------------    -------------     -------------    -------------
                                           8,005,000        4,533,832        12,538,832       11,628,800
                                       -------------    -------------     -------------    -------------
Loss from operations                      (4,864,837)      (1,702,753)       (6,567,590)      (6,520,575)
                                       -------------    -------------     -------------    -------------
Other income (expense), net                  165,608       (1,800,641)       (1,635,033)      (4,964,746)
                                       -------------    -------------     -------------    -------------
Loss before minority interest             (4,699,229)      (3,503,394)       (8,202,623)     (11,485,321)
Minority interest                             10,426            2,414            12,840           37,863
                                       -------------    -------------     -------------    -------------
Net loss                               $  (4,688,803)   $  (3,500,980)    $  (8,189,783)   $ (11,447,458)
                                       =============    =============     =============   ==============


Results of Operations

  Year Ended December 31, 1999 Compared to December 31, 1998

    We incurred a net loss of $8,189,783 on a combined basis for the year ended December 31, 1999 compared to a net loss of $11,447,458 for the same period of the prior year. The decrease in net loss is due to a reduction in interest bearing debt instruments between years combined with interest income earned on the Company's excess net cash proceeds generated from the sale of $37,000,000 of preferred stock in July 1999.

    Revenue increased $863,017 or 17% between years on a combined basis. The increase in revenue resulted from the addition of 1,645 passings during 1999, as well as the maturation of certain existing properties.

    Operating expense increased $159,813 or 4% between years on a combined basis. The increase in operating expense was the net result of increased variable cable programming and wholesale long-distance minutes costs, due to the increase in revenue, offset by a reduction in field operating costs, primarily personnel costs. Operating expense was 78% of revenue in 1999 compared to 88% in 1998.

    Selling, general and administrative expense increased $287,207 or 6% between years on a combined basis. The increase in selling, general and administrative costs was primarily due to increased personnel costs at the corporate level that the Company added during the latter half of 1999 it considers necessary to execute its business plan. Additionally, royalties paid to property owners also increased as a result of the increase in revenue. Selling, general and administrative expense was 79% of revenue in1999 compared to 87% in 1998.

    Depreciation and amortization expense increased $611,606 or 40% between years on a combined basis. The increase in depreciation and amortization expense was primarily due to amortization of the goodwill associated with the Merger and the asset acquisitions by USOL and TRC during 1999. Depreciation and amortization expense was 36% of revenue in 1999 compared to 30% in 1998.

    Stock compensation expense primarily relates to the initial sale of 425,000 Holdings' common shares to management for $.01 per share when the market price was $2.00 per share. Additionally, stock compensation expense includes the amortization of the vested portion of certain common stock options granted to certain employees at exercise prices below market value on the date of grant.

    Other expense decreased $3,329,713 or 67% between years on a combined basis. The decrease in other expense is the result of a reduction in interest bearing debt instruments between years combined with interest income earned on the Company's excess net cash proceeds generated from the sale of $37,000,000 of preferred stock in July 1999.

Liquidity and Capital Resources

    At December 31, 1999, the Company had cash and cash equivalents of $13,637,511. Net cash of $1,387,913 was used in operating activities for the period ended December 31, 1999, which principally resulted from the Company's net loss offset by noncash charges for depreciation, amortization and stock compensation expenses and an increase in accounts payable and accrued liabilities.

    Net cash of $14,892,280 was used in investing activities for the period ended December 31, 1999. This principally consisted of net cash paid in connection with the Company's acquisitions of approximately $9,325,000, a $2,455,000 deposit paid in connection with the purchase of equipment, and approximately $3,012,000 in capital expenditures and software development costs.

    Net cash of $29,917,704 was provided by financing activities during the period ended December 31, 1999. This was the net result of raising approximately $34,410,000 in net proceeds from the sale of preferred stock, offset by payments under capital leases of approximately $2,713,000 and $1,781,000incurred with obtaining our senior credit facility (the "Facility").

    As more fully described elsewhere in this Form 10-KSB, we have two separate and distinct businesses with USOL and TRC. We believe that our cash on hand and available proceeds from the Facility should be sufficient to fund the activities of USOL for at least the next 12 months. However, an integral part of the USOL business plan is to grow through acquisitions. Should we find acquisition opportunities that are either larger in magnitude or in number than our business plan anticipates, then additional funding may be required sooner than planned.

    The Facility allows us to borrow up to $35 million for a two-year period commencing January 1, 2000 and ending December 31, 2001, at which time it will convert to a five-year term loan. The Facility bears interest at our option at an annual rate of prime plus 2.75% or LIBOR plus 3.75%. Borrowings cannot take place under the Facility until we have used all of the proceeds from the preferred stock sale. We anticipate that this will occur in the second quarter of 2000. The Facility is secured by all of the assets of the Company, excluding TRC.

    The Facility limits the amount of funding that can be provided to TRC from the preferred stock and Facility proceeds to an aggregate of $2,000,000. As of December 31, 1999, we had provided approximately $850,000 of funding to TRC under an intercompany note agreement. We expect that we will reach the $2,000,000 threshold by the end of the second quarter of 2000. Accordingly, TRC will require additional funding in order to execute its business plan. TRC is currently evaluating alternatives for financing including, but not limited to, private equity and debt placements as well as a public offering of TRC stock. The amount of funding required to execute the TRC business plan is still being determined and is dependent upon numerous variables. Management expects that approximately $20 million to $30 million in additional funding not presently arranged will be required over the next 18 to 24 months to execute the TRC business plan. Any delays in raising the required funding will delay executing the TRC business plan, which could adversely impact TRC and the Company. Because of the funding limitation set forth in the Facility, management does not expect TRC to have an immediately significant impact on the liquidity or capital resources of the Company.

    We maintain various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit us to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. We also have agreements with certain cable providers to purchase bulk cable signal at some of our properties. The agreements provide for us to pay fixed monthly amounts regardless of the number of customers we have at the properties. As of December 31, 1999, the fixed minimum charges for all noncancelable agreements over the life of the agreements was $2,539,508. Additionally, we are planning on upgrading and consolidating telephony switches during 2000 in Austin, Dallas/Ft. Worth and San Antonio. The anticipated costs of such upgrades are $450,000.

Year 2000

    The "Year 2000" issue is a general term used to describe the various problems that may have resulted from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 was approached and reached. These problems arise from hardware and software unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources, such as the use of special codes and conventions in software that make use of a date field. We did not experience any significant hardware or software failures as a result of the Year 2000 date change.

Preferred Stock Dividends

    The Series A and Series B Preferred Stock accrete dividends from the date of issuance at the rate of 12% per year, payable quarterly in arrears on the last day of March, June, September and December. We have the option of paying the dividend in cash or in shares of common stock. The Facility prohibits the paying of such dividends in cash.

Adoption of New Accounting Standards

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

Item 7. Financial Statements and Supplementary Data.

    The financial statements of the Company appear on page F-1 of this Form 10-KSB. All financial statement schedules required under Regulation S-X are omitted as the required information is not applicable or the information is presented in the financial statements, related notes or other schedules.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    On December 22, 1999, we notified our former independent auditors, KPMG Peat Marwick, LLP, of our decision to dismiss such firm as our independent auditors in connection with the Merger. Our decision was approved by our Board of Directors. The independent auditors' report of KPMG Peat Marwick, LLP for the fiscal year ended December 31, 1998 was unqualified. During fiscal year 1998 and through the date of dismissal, there were no disagreements between us and KPMG Peat Marwick, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

    On January 26, 2000, we engaged Arthur Andersen LLP as our independent auditors. Arthur Andersen LLP had been the independent auditors of Holdings. During fiscal year 1999 and through the date of engagement, neither us nor anyone acting on our behalf consulted Arthur Andersen LLP regarding the application of accounting principles to any specified, proposed or completed transaction or the type of opinion that might be rendered on our financial statements. Arthur Andersen LLP subsequently audited our consolidated balance sheet as of December 31, 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the period from inception (May 12, 1999) through December 31, 1999.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

    The directors and executive officers of the Company, and their ages as of the date of this Form 10-KSB, are as follows:

                 Name                     Age                 Position
-----------------------------------       ---    -------------------------
Robert G. Solomon (6)(9)...........       37     Chairman of the Board and
                                                 Chief Executive Officer
Donald E. Barlow...................       52     President, Chief Operating
                                                 Officer and Secretary
David B. Agnew (1)(5)(6)(9)........       51     Director
Mark Sampson (2)(5)(6)(8)(9).......       45     Director
Thomas E. McChesney (5)(7).........       53     Director
A. Roger Pease (7)(8)..............       52     Director
Ronald L. Piasecki (3)(5)(7).......       60     Director
Roy Rose (4)(5)(8).................       42     Director
Jeffrey S. Sperber.................       35     Vice President, Chief Financial
                                                 Officer and Assistant Secretary
Seth R. Davis......................       45     Senior Vice President and
                                                 Chief Technical Officer
------------------------------

    In accordance with terms of the Merger Agreement, our Board of Directors will consist of seven persons. Four holders of our preferred stock each have the right to designate one director.

(1)      Designated by AGL Investments No. 8 Limited Partnership.

(2)      Designated by GMAC Commercial Mortgage Corporation.

(3)      Designated by Aspen Foxtrot Investments, LLC.

(4)      Designated by Peregrine Capital, Inc.

(5) Independent directors. We will maintain at least two (2) independent directors on our Board of Directors.

(6)      Member of Executive Committee.

(7)      Member of Audit Committee.

(8)      Member of Compensation Committee.

(9)      Member of Nominations Committee.

    Robert G. Solomon has served as the Chief Executive Officer of the Company since December 22, 1999. He served as Chief Executive Officer of Holdings from July 22, 1999 to December 22, 1999. He served as President and Secretary of Holdings from May 1999 to July 22, 1999. From February 1995 until July 1999 he was Founder, President, and beginning March 1998, Chairman of US OnLine. Since 1987, Mr. Solomon has been a Senior Vice President and principal shareholder of CS Management, Inc., a firm that develops and manages apartment communities and commercial properties throughout South and Central Texas. Although Mr. Solomon remains a shareholder and officer of CS Management, Inc., he is not active in its day-to-day operations. Mr. Solomon serves on the Executive Board of the Independent Cable and Telecommunications Association, the leading industry trade association and lobby coalition. Mr. Solomon received his B.B.A. in Business Administration from the University of Texas in 1984.

    Donald E. Barlow has served as President and Chief Operating Officer of the Company since December 22, 1999 and Secretary since January 14, 2000. He served as President, Chief Operating Officer, and Secretary of Holdings from July 22, 1999 to December 22, 1999. He served as Chief Financial Officer of US OnLine from 1996 and as President of US OnLine from March 1998. From 1973 to 1978, Mr. Barlow served as a commercial manager with Southwestern Bell Telephone. Mr. Barlow served as Senior Vice President and General Counsel (1978-1990) and as Senior Vice President of Business Development (1982-1983) for Perry Gas Companies, and from 1980 to 1982, he served as President and Chief Operating Officer for Perry Gas Processors. From 1983 to 1994, he served as Chief
Financial Officer, General Counsel and Chief Operating Officer for Capitan Enterprises, Inc. From 1994 through 1996, Mr. Barlow was in the private practice of law as an attorney-mediator, acting as general counsel and negotiations consultant for early stage technology companies and a professional mediator specializing in civil disputes involving business, financial, and technology subject matters. He also provided business and financial consulting services to startup and early-stage technology companies through a separate consulting practice. During the period 1994 through 1996 he served as Chairman of the Corporation and Tax Section of the Travis County Bar Association, Vice Chairman of the Alternative Dispute Resolution Section of the Travis County Bar Association, and a member of the Board of the Travis County Chapter of the Association of Attorney Mediators, and he was an adjunct instructor of mediation and negotiations at the University of Texas School of Law. Mr. Barlow received both his B.A. and J.D. degrees from the University of Texas in 1969 and 1972, respectively, and his M.B.A. from Southern Methodist University in 1973. Mr. Barlow is a Certified Public Accountant.

     David B. Agnew has served as a Director of the Company since December 22, 1999. He served as Director of Holdings from July 22, 1999 to December 22, 1999. Mr. Agnew has been the Chief Executive Officer and owner of the ultimate General Partner of Amstar Group, Ltd. since 1987. Amstar is a privately owned real estate investment and development company which conducts business nationwide. He received his B.A. degree from St. Olaf College, and his J.D. degree from Washington University.

     Mark Sampson has served as a Director of the Company since January 14, 2000. Mr. Sampson serves as Managing Director, Corporate Finance at Newman & Associates, Inc., an investment banking firm owned by a subsidiary of General Motors Acceptance Corporation. Prior to joining Newman in 1992, Mr. Sampson served as President, First Interstate Securities, Los Angeles, and as an Executive Director of First Interstate Capital Markets, Ltd., London, both wholly owned subsidiaries of First Interstate Bancorp, Los Angeles.

     Thomas E. McChesney has served as a Director of the Company since January 1996. He is a registered representative of Blackwell Donaldson & Co., a securities broker-dealer. From January 1996 to October 1996, Mr. McChesney was associated with Bathgate McColley Capital Group, LLC. Previously, Mr. McChesney was an officer and director of Paulson Investment Co. and Paulson Capital Corporation from March 1977 to June 1995. Mr. McChesney also serves on the boards of Labor Ready, Inc., a company listed on the New York Stock Exchange; and Nation's Express, Inc.

    A. Roger Pease was appointed Executive Vice President of TRC in December 1999. Prior to that, he had served as President and Chief Executive Officer of the Company from January 1996 to December 22, 1999. From June 1994, Mr. Pease served as Chief Executive Officer, President or Manager of the Company's predecessors. Previously, Mr. Pease was President and Chief Executive Officer of Payline Systems, Inc. since 1987. From 1983 to 1987, he was employed by Lattice Semiconductor Corporation as Vice President of Finance, Vice President of Strategic Planning and Administration, and as a consultant. From 1979 to 1983, Mr. Pease was a Partner with the Portland office of the accounting firm of Touche, Ross & Co., where he served as Director of Management Consulting Operations. Mr. Pease, a certified public accountant, holds a Masters of Business Administration degree from Northwestern University (1970) and a Bachelor of Arts degree in Finance from the University of Illinois (1968).

     Ronald L. Piasecki has served as a Director of the Company since December 22, 1999. He served as a Director of Holdings from July 22, 1999 to December 22, 1999. He is the Executive Vice President of Aspen Enterprises, Ltd., which he co-founded in 1973. From 1993 through January 1997, Mr. Piasecki served as Director of Horizon Group, Inc., a real estate investment trust company involved in factory outlet shopping centers. In February 1997, he became Vice Chairman of the Board and served as President and

Chief Executive Officer of Horizon until June 1997. Mr. Piasecki continued serving as Vice Chairman of the Board until June 1998 when the company was merged with Prime Retail. In May 1996, Sun Communities, Inc. acquired the manufactured housing portion of Aspen Enterprises, Ltd., which was one of the largest privately held developers, owners, and operators of manufactured housing communities in the United States. Mr. Piasecki currently serves on the Board of Sun Communities, Inc. He also serves as Chairman of the Board of Directors of Kurdziel Industries, Inc., the world's largest producer of counter weights for the material handling industry. Mr. Piasecki obtained his J.D. degree, cum laude, from Wayne State University Law School and has a B.A. degree from the University of Michigan.

     Roy Rose has served as a Director of the Company since December 22, 1999. From July 22, 1999 through December 22, 1999 he served as a Director of Holdings. Mr. Rose founded and has served as the President and Chief Executive Officer of Peregrine Holdings (Oregon), Ltd. since 1991 and Peregrine Capital, Inc. since 1997. Those entities are involved in making investments in various businesses. From 1985 to 1990, Mr. Rose was the Chief Executive Officer, President and a director of Northern Capital Corporation.

    Jeffrey S. Sperber has served as Chief Financial Officer of the Company since October 1997 and Secretary from March 1999 through January 14, 2000. From August 1995 to September 1997, Mr. Sperber was the Controller of TCI Wireline, Inc., a business unit of Tele-Communications, Inc., engaged in providing local telephone service. From August 1991 to August 1995, he was employed by Concord Services, Inc., a privately held international conglomerate based in Denver, Colorado, where he was responsible for the accounting and finance of both public and privately held entities, most recently, as Chief Financial Officer of its manufacturing and processing business unit. From September 1986 to August 1991, he was employed by Arthur Andersen & Co. in Denver, Colorado, as a senior auditor.

    Seth R. Davis has served as Senior Vice President and Chief Technical Officer since January 2000. From 1996 through 1999 he served as Vice President General Manager/Development for Cable Plus, where he oversaw the development of establishing local and long-distance telephone service to residents of MDUs in five cities. From 1994 to 1996, he served as Senior Vice President, International Operations of MIDCOM Communications, Inc., where he was directly responsible for a large wireless cellular and satellite communications joint venture located in Russia. From 1989 to 1994, he served as President and Chief Executive Officer of US FiberCom Network, Inc., a long-distance telephone resale firm. From 1988 to 1989, Mr. Davis served as General Manager of UNICEL, Inc., a publicly traded company that owned and operated cellular telephone systems in Texas and Iowa. Prior to 1988, Mr. Davis served in various management positions and consulting roles all in the telecommunications and cable television industries. Mr. Davis received his undergraduate training at the University of Southern California and the University of Alaska, and his Masters of Business Administration from Vanderbilt University.

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

    During 1998, the Company formed the Audit and Compensation Committees of the Board of Directors. The Audit Committee is chaired by Mr. Pease, and the Compensation Committee chaired by Mr. Sampson. Those committees consist of three members each, including two outside directors. No member of those committees will receive any additional compensation for his service as a member of that committee.

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

    Additionally, on January 14, 2000, the Company formed the Executive and Nominations Committees, both chaired by Mr. Solomon.

  Director Nominee

    Four of the holders of the Company's Series A. Preferred Stock (GMACCM, AGL Investments No. 8 Limited Partnership, Aspen Foxtrot Investments, LLC, and Peregrine Capital, Inc.) each have the right to nominate one of the seven directors of the Company, and those directors will be elected by the holders of the Series A. Preferred Stock, voting as a class and separately from all other classes and series. If the number of directors is increased or decreased, those four entities shall have the right to nominate and elect a majority of such number.

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

  Limitation on Directors' Liability; Indemnification

    The Company's Articles of Incorporation limit the liability of a director for monetary damages for his conduct as a director, except for:

o    any breach of the duty of loyalty to the Company or its shareholders;

o acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

o dividends or other distributions of corporate assets from which the director derives an improper personal benefit; and

o        liability under federal securities law.

    The effect of these provisions is to eliminate the Company's right and the right of its shareholders (through shareholder's derivative suits on its behalf) to recover monetary damages against a director for breach of his fiduciary duty of care as a director, except for the acts described above. These provisions do not limit or eliminate the Company's right or the right of a shareholder to seek nonmonetary relief, such as an injunction or rescission, in the event of a breach of a director's duty of care. The Company's Bylaws provide that if Oregon law is amended, in the case of alleged occurrences of actions or omissions preceding any such amendment, the amended indemnification provisions shall apply only to the extent that the amendment permits it to provide broader indemnification rights than the law permitted prior to such amendment.

    The Company's Articles and Bylaws also provide that the Company shall indemnify, to the fullest extent permitted by Oregon law, any of its directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the fact that he or she is or was one of our directors, officers, employees or agents. The indemnification is against judgments, penalties, and fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to its directors, officers and controlling persons in accordance with these provisions, or otherwise, the Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act of 1933 is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 10. Executive Compensation.

    The following table summarizes the compensation paid to the Company's Chief Executive Officer, its former Chief Executive Officer, its President, and to its Chief Financial Officer, its most highly compensated executive officers, for all services rendered in all capacities to the Company for each of the last three fiscal years, which represents all officers compensated in excess of $100,000. For purposes of this table, the Company has combined as to each named person all compensation paid or payable by the Company, Holdings and Holdings' predecessor, US OnLine.

                                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                   Annual Compensation                 Compensation Awards
                                          -------------------------------------   ------------------------------
                                                                                   Other Annual       Securities
                                                                                    Compensation      Underlying
                                                          Salary                    (4)(5)(6)(7)        Options
                  Name                    Fiscal Year     (1)(2)     Bonus (3)        (8)(9)(10)         (SARs)
---------------------------------------   -----------  ----------   ----------     -------------       ---------
Robert G. Solomon, CEO                       1999      $  140,544   $       --      $    46,750         545,000
                                             1998      $       --   $       --      $        --              --
                                             1997      $       --   $       --      $        --              --

Donald E. Barlow, President                  1999      $  114,895           --      $    54,500         275,000
                                             1998      $       --   $       --      $        --              --
                                             1997      $       --   $       --      $        --              --
A. Roger Pease,
former CEO and President                     1999      $  150,000   $       --      $   150,000              --
                                             1998      $   96,908   $   10,000      $    30,000         100,000
                                             1997      $       --   $       --      $    96,000         160,000

Jeffrey S. Sperber, CFO                      1999      $  113,558   $   65,000      $    45,000         100,000
                                             1998      $   88,321   $   10,000      $    10,809          33,333
                                             1997      $       --   $       --      $    13,500          66,667
Ramona Kelly,
former FirstLink General Manager             1999      $   72,188   $       --      $    69,000             --
                                             1998      $   59,831   $       --      $        --          33,333
                                             1997      $   49,750   $       --      $        --          53,333

--------------

(1) Mr. Solomon's salary includes $67,409 paid by Holdings and $73,135 paid by US OnLine during 1999.

(2) Mr. Barlow's salary includes $57,485 paid by Holdings and $57,410 paid by US OnLine during 1999.

(3) Mr. Sperber was paid a $30,000 bonus in connection with relocating to Austin, Texas. In addition, he earned a $35,000 merger completion bonus to be paid in lieu of exercising certain rights he had under a salary continuation agreement. See (7) below.

(4) Mr. Solomon was paid $46,750 related to compensation deferred in prior periods.

(5) Mr. Barlow wad paid $54,500 related to compensation deferred in prior periods.

(6) Mr. Pease was entitled to receive $150,000 related to a salary continuation agreement of which $60,000 was paid during 1999 with the remaining $90,000 paid in January 2000.

(7)  Mr.  Sperber  was  entitled  to  receive   $120,000  related  to  a  salary
     continuation agreement of which he and the Company have agreed to a $45,000 payment in lieu of exercising certain rights.

(8) Ms. Kelly was entitled to receive $69,000 pursuant to a salary continuation agreement which was paid in January 2000.

(9) Mr. Pease was paid $8,000 per month during 1997 pursuant to an oral agreement with him. It paid him $10,000 per month in January through March 1998 under the same oral agreement. Beginning in April 1998, the oral agreement was terminated and Mr. Pease became an employee.

(10) Mr. Sperber was a contractor from October 1997 through February 15, 1998. He became an employee effective February 16, 1998.

  Employment Agreements

     The Company has entered into Employment Agreements with Messrs. Solomon, Barlow and Davis. Mr. Sperber is working under a Salary Continuation Agreement assumed from FirstLink. It is the intention of the Company and Mr. Sperber to convert the current agreement into an Employment Agreement. The terms of the agreements are substantially similar. They provide that the employees will work full time for the Company, and they will have such authority and duties as may from time to time be assigned to them by the Board of Directors, including assisting with acquisition and merger opportunities; assisting in streamlining and strengthening the Company's systems and procedures; assisting in identifying and procuring sources of capital and credit; assisting in hiring, managing, training and developing general managers for the Company and its subsidiaries and affiliates; assisting in various aspects of sales and marketing; and, assisting in improving operations. Mr. Solomon is employed as the Company's CEO. Mr. Barlow is employed as the Company's President. Mr. Davis is employed as the Company's Chief Technical Officer, while Mr. Sperber is serving as the Company's Chief Financial Officer.

     The employment agreements for Messrs. Solomon and Barlow are for terms of five years. The term for Mr. Davis is for three years. They may be terminated by the Company for cause or other than for cause. If Mr. Solomon or Mr. Barlow is terminated other than for cause (including if he is terminated within 120 days of a change in control of USOL), he will be paid severance compensation equivalent to his base salary for 18 months. Mr. Solomon's base salary is $175,000 per year. Mr. Barlow's base salary is $150,000 per year. Mr. Sperber would be paid a severance equivalent to his annual base salary which is $120,000 per year, while Mr. Davis would be paid the equivalent of six months base salary which is $142,500 per year.

  Stock Incentive Plans

    The Company has three stock option plans:

    The 1999 Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors on September 23, 1999, and approved by the shareholders on December 15, 1999. The Incentive Plan provides for the grant of incentive stock options ("ISO's"), nonstatutory stock options ("NSO's"), and restricted stock grants and stock appreciation rights ("SAR's"). ISO's are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. NSO's granted under the Incentive Plan are intended not to qualify as incentive stock options under the Code and may be issued below fair market value on the date of grant. The Incentive Plan is administered by the Board of Directors. The exercise price of ISO's may not be less than the fair market value of the Company's common stock on the date of grant and, in some cases, may not be less than 110% of such fair market value. Vesting periods are at the discretion of the Company's Board of Directors. The maximum term of options under the Incentive Plan is 10 years. The Company has reserved 3,000,000 shares for issuance under the Incentive Plan.

    During 1999, options were issued to acquire 1,710,000 shares of common stock at prices ranging from $1.00 to $5.50 per share. These options have a life of 10 years and vest over three years with certain options vesting 25% on the date of grant. As of December 31, 1999, there were options to purchase 1,591,000 shares of common stock under the Incentive Plan.

    In connection with the Merger, the Company assumed FirstLink's two outstanding stock option plans; the FirstLink Communications, Inc. 1998-1999
Combined Incentive and Non-Qualified Stock Option Plan and the FirstLink Communications, Inc. 1997 Restated and Combined Incentive and Non-Qualified Stock Option Plan (collectively referred to as the "FirstLink Option Plans"). The number of options outstanding and exercisable at December 31, 1999 under the FirstLink Option Plans was 556,335 shares. There are no additional authorized shares available for grant under the FirstLink Option Plans as of December 31, 1999.

    The following tables set forth certain information as of December 31, 1999, concerning nonqualified stock options granted to and exercised by the named executive officer and the fiscal yearend value of unexercised options on an aggregated basis.

                                               OPTIONS/GRANTS


                                                                 % of Total
                                                     Number of    Options/
                                                     Securities   Grants to
                                                     Underlying   Employees     Exercise
                                        Fiscal         Option/    in Fiscal       Price      Expiration
Name                                     Year         Grants        Year        ($/share)       Date
-----------------------------           ------       ----------   ----------    ---------    -----------
Robert G. Solomon, CEO                   1999         545,000        32%       $1.00-$2.00    July 2009
                                         1998            --           --            --            --

Donald E. Barlow, President              1999         275,000        16%       $1.00 -$2.00   July 2009
                                         1998              --         --            --            --

A. Roger Pease,                          1999              --         --            --
former President and CEO                 1998         100,000        29%           $2.31      August 2008

Jeffrey S. Sperber, CFO                  1999         100,000         6%           $2.00      July 2009
                                         1998          33,333        10%           $2.31      August 2008


                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAREND OPTION/SAR VALUES

                                        Shares                      Number of           Value of Unexercised
                                       Acquired    Value           Unexcercised              In-the-Money
                                         on       Realized        Options/SARs at          Options/SARs at
                                       Excercise    (1)           Fiscal Year End         Fiscal Year End (2)

Robert G. Solomon, CEO                    --         --        Exercisable    136,250  Exercisable     $   692,500
                                                               Unexercisable  408,750  Unexercisable   $ 2,077,500

Donald E. Barlow, President               --         --        Exercisable     68,750  Exercisable     $   350,000
                                                               Unexercisable  206,250  Unexercisable   $ 1,050,000

A. Roger Pease,                           --           --      Exercisable    260,000  Exercisable     $ 1,409,000
former President and CEO                                       Unexercisable       --  Unexercisable   $        --

Jeffrey S. Sperber, CFO                   --           --      Exercisable    125,000  Exercisable     $   673,000
                                                               Unexercisable   75,000  Unexercisable   $   375,000

--------------
(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal yearend and the exercise price of the options. The fair market value of the securities underlying the options, based on the closing bid price on December 31, 1999, was $7.00 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 1999 by (i) each person who owns beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares held, unless otherwise stated.

                                                              Number of                                 Percentage of
                                                         Shares Beneficially                         Shares Beneficially
                                                              Owned (1)                                     Owned
                                                 -------------------------------------    ------------------------------------------
                                                                                Fully                                       Fully
                                                                               Diluted                                     Diluted
                                                 Common        Preferred       Common        Common        Preferred        Common
         Name and Address of Owner               Shares         Shares         Shares      Shares (2)      Shares (2)       Shares
---------------------------------------------   --------       ----------    ---------    -----------     -----------      ---------

GMAC Commercial Mortgage Corporation (3).        419,875        398,900      5,406,125         5.4%          27.0%          20.6%
650 Drescher Road
Horsham, PA 19044

AGL Investments No. 8 Limited Partnership (4)    181,875        398,900      5,168,125         2.4%          27.0%          19.9%
1050 17th Street, Suite 1200
Denver, CO 80265

Aspen Foxtrot Investments, LLC (5).......      1,980,312        180,000      4,230,312        24.6%          12.2%          15.9%
2757 - 44th Street SW
Grand Rapids, MI 49509

Peregrine Capital, Inc. (6)..............      1,067,570        200,000      3,567,570        14.4%          13.5%          13.8%
9725 Beaverton Hillsdale Highway, Suite 350
Beaverton, OR 97005

German American Capital Corporation (7)..         33,298        140,000      1,783,298        <1%             9.5%           6.9%
31 West 52nd Street, 14th Floor
New York, NY 10019

A. Roger Pease (8).......................        366,667             --        366,667         4.9%          --              1.4%
190 SW Harrison Street
Portland, OR 97201

Robert G. Solomon (9)....................        411,250             --        411,250         5.5%          --              1.6%
10300 Metric Boulevard
Austin, TX 78758

Donald E. Barlow (10)....................        218,750             --        218,750         2.9%          --               <1%
10300 Metric Boulevard
Austin, TX 78758

Jeffrey S. Sperber (11)..................        125,000             --        125,000         1.7%          --               <1%
10300 Metric Boulevard
Austin, TX 78758

Seth R. Davis (12).......................         30,000             --         30,000          <1%          --               <1%
10300 Metric Boulevard
Austin, TX 78758

Thomas E. McChesney (13).................        147,568             --        147,568         2.0%          --               <1%
200 SW Market Street
Portland, OR 97201

All Executive Officers and Directors as a      4,948,867      1,177,800     19,671,367        58.5%          79.6%          71.5%
Group (10 persons) (14)..................


--------------
(1) Except as set forth in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares. Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of December 31, 1999, or within sixty (60) days of such date, are all treated as outstanding when determining the percent of the class owned by such person and when determining the percent owned by a group.

(2) Applicable percentage is based on 7,417,274 shares of common stock outstanding on March 1, 2000 and 1,480,000 shares of preferred stock which convert into 18,500,000 shares of common stock.

(3) Includes 4,986,250 shares of common stock underlying 398,900 shares of Series A Preferred Stock, 94,875 shares of common stock payable as a preferred stock dividend and 325,000 shares underlying common stock purchase warrants.

(4)   Includes  4,986,250  shares of common stock  underlying  398,900 shares of
      Series A Preferred Stock, 94,875 shares of common stock payable as a preferred stock dividend and 87,000 shares underlying presently exercisable common stock purchase warrants. The ultimate general partner of AGL Investments No. 8 Limited Partnership is AGLPGP No. 8, Inc. ("AGLP, Inc."). David B. Agnew is the sole director and shareholder of AGLP, Inc. and, accordingly, may be deemed to be the beneficial owner of common stock held by AGL Investments No. 8 Limited Partnership. Mr. Agnew is also a manager of AGL Capital Investments, LLC, which owns the 87,000 common stock purchase warrants. Accordingly, he may be deemed to share voting and dispositive power with respect to the common stock purchase warrants with the other manager thereof. Mr. Agnew disclaims beneficial ownership of common stock held of record by AGL Investments No. 8 Limited Partnership and shares issuable upon the exercise of warrants to purchase common stock held by AGL Capital Investments, LLC.

(5) Includes 1,312,500 shares owned of common stock, 2,250,000 shares of common stock underlying 180,000 shares of Series A Preferred Stock, 42,812 shares of common stock payable as a preferred stock dividend and 625,000 shares underlying common stock purchase warrants.

(6) Owned by 10 limited liability companies controlled by Peregrine Capital, Inc. Includes 1,020,000 shares of common stock owned, 2,500,000 shares of common stock underlying 200,000 shares of Series A Preferred Stock and 47,570 shares of common stock payable as a preferred stock dividend.

(7) Includes 937,500 shares of common stock underlying 75,000 shares of Series B Preferred Stock, 812,500 shares of common stock underlying 65,000 shares of Series A Preferred Stock and 33,298 shares of common stock payable as a preferred stock dividend. However, under the terms of the Series A and Series B Preferred Stock, German American Capital Corp. may not convert shares of nonvoting Series B Preferred Stock into voting Series A Preferred Stock or common stock in amounts that would cause its percentage of voting stock in the Company to be above 5%.

(8) 103,334 shares are owned by Mr. Pease in his individual retirement account. Also includes 3,333 shares owned by Mr. Pease's wife, of which he disclaims beneficial ownership; and presently exercisable stock options by Mr. Pease to purchase 260,000 shares of common stock.

(9) Includes 275,000 shares of common stock owned and presently exercisable stock options to purchase 136,250 shares of common stock.

(10) Includes 150,000 shares of common stock owned and presently exercisable stock options to purchase 68,750 shares of common stock.

(11) Includes presently exercisable stock options to purchase 125,000 shares of common stock.

(12) Includes presently exercisable stock options to purchase 30,000 shares of common stock.

(13) Includes 84,542 shares of common stock owned and 7,779 shares of common stock owned by Mr. McChesney's wife, of which he disclaims beneficial ownership. Also includes 28,580 and 26,667 shares of common stock underlying presently exercisable common stock purchase warrants and stock options, respectively.

(14) GMAC  Commercial  Mortgage  Corporation,   AGL  Investment  No.  8  Limited
     Partnership, Aspen Foxtrot Investments, LLC and Peregrine Capital, Inc. are deemed to have director ownership through their director nominees.

Item 12. Certain Relationships and Related Transactions.

    The Company engaged Newman & Associates, Inc. ("Newman"), an investment banking firm, to broker the sale of preferred stock and obtain a senior credit facility on behalf of the Company. Newman is a wholly owned subsidiary of GMACCM, a substantial shareholder of the Company. Mr. Sampson is the Managing Director of Corporate Finance at Newman. Pursuant to the agreement in July 1999, the Company sold $37 million of preferred stock and received a commitment for a $35 million senior credit facility. Newman received a total of $3,290,000 in fees for brokering these transactions.

    The Company's senior credit facility is being provided by Paribas and Deutsche Bank AG. Affiliates of both of these entities are substantial shareholders of the Company. The Company paid an administrative fee of $875,000 to Paribas in connection with obtaining the facility.

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

    In October 1996, the Company issued 6,667 shares of common stock to each of Mr. McChesney, a Director of the Company, and Messrs. Steven Bathgate and Eugene McColley, who are substantial stockholders of the Company, in consideration of their guaranteeing a $125,000 equipment lease. The Company also agreed to issue an additional 200 shares per month to each of those individuals for each month that the guarantee is outstanding. Through December 31, 1998, the Company had issued an additional 8,800 shares to each such individual. The equipment lease was paid in full in January 2000 thus releasing the guarantees.

    In 1997, the Company issued 8,692 shares to Mr. Robert Olsen, a former director of the Company, and 1,060 shares to Mr. McChesney, as consideration for their guarantees of a second lease. This equipment lease has since been paid in full thus releasing the guarantees.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index on page 21 of this Report.

(b)      None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 30, 2000.

                                                             USOL HOLDINGS, INC.

                                                       By: /s/ Robert G. Solomon
                                                       -------------------------
                                                       Robert G. Solomon, CEO


                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert G. Solomon and Jeffrey S. Sperber, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                        Date

/s/ Robert G. Solomon................ Chief Executive Officer    March 30, 2000
------------------------------------- and Director
Robert G. Solomon

/s/ Donald E. Barlow................. President, Chief           March 30, 2000
------------------------------------- Operating Officer
Donald E. Barlow                      and Secretary

/s/ Jeffrey S. Sperber............... Chief Financial Officer    March 30, 2000
-------------------------------------
Jeffrey S. Sperber

/s/ Thomas E. McChesney.............. Director                   March 30, 2000
-------------------------------------
Thomas E. McChesney

/s/ A. Roger Pease................... Director                   March 30, 2000
-------------------------------------
A. Roger Pease

/s/ David B. Agnew................... Director                   March 30, 2000
-------------------------------------
David B. Agnew

/s/ Mark Sampson..................... Director                   March 30, 2000
-------------------------------------
Mark Sampson

/s/ Roy Rose......................... Director                   March 30, 2000
-------------------------------------
Roy Rose

/s/ Ronald L. Piasecki............... Director                   March 30, 2000
-------------------------------------
Ronald L. Piasecki

                                INDEX TO EXHIBITS

                                                                           Incorporated by
Number                      Description                                     Reference to

2.1            Agreement and Plan of Merger and                 Exhibit 1.1 to the Current Report on Form
               Reorganization dated as of  July 21, 1999        8-K dated July 21, 1999 (File No. 01-14271)
               between FirstLink Communications, Inc. and
               USOL Holdings, Inc.
3.1(I)         Articles of Incorporation                        Exhibit 3.1 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                 (File No. 333-49291)
3.1(I)(a)      Amendment to Articles of Incorporation           Exhibit 4.1 to the Current Report on Form
                                                                8-K dated December 22, 1999 (File No.
                                                                01-14271)
3.1(I)(b)      Amendment to Articles of Incorporation (to       Appendix D to  the Company's Proxy Statement
               change the name)                                 filed November 12, 1999
3.1(ii)        Bylaws                                           Exhibit 3.2 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                 (File No. 333-49291)
4.1            Specimen Common Stock share certificate          Exhibit 4.1 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                 (File No. 333-49291)
4.2            Form of Warrant Agreement (with Form of          Exhibit 4.2.1 to the Registration Statement
               Warrant Certificate)                             on Form SB-2 effective July  1998 (File No.
                                                                333-49291)
4.3            Form of Lock Up Agreement with certain           Exhibit 4.3 to the Registration Statement on
               Securityholders                                  Form SB-2 effective July 1998 (File No.
                                                                333-49291)
4.5            Registration Rights Agreement                    Exhibit 4.5 to the Registration Statement on
                                                                Form SB-2 effective July 1998 (File No.
                                                                333-49291)
4.6            Form of Lock Up Agreement with certain           Exhibit 4.6 to the Registration Statement on
               Securityholders                                  Form SB-2 effective July 1998 (File No.
                                                                333-49291)
4.7            Certificate of Designations, Preferences,        Exhibit 4.2 to the Current Report on Form 8-K
               Limitations and Relative Rights of Series A      filed December 22, 1999 (File No. 01-14271)
               Convertible Preferred Stock
4.8            Certificate of Designations, Preferences,        Exhibit 4.3 to the Current Report on Form 8-K
               Limitations and Relative Rights of Series B      filed December 22, 1999 (File No. 01-14271)
               Convertible Preferred Stock
4.9            Agreement Among Investors dated July 21, 1999    Exhibit 99.1 to Schedule 13D filed January 3,
                                                                2000

4.10           Preferred Stockholder Registration Rights        Exhibit 99.5 to Schedule 13D filed January 3,
               Agreement dated July 21, 1999                    2000
4.11           Common Stockholder and Warrant Holder            Exhibit  99.6 to Schedule 13D filed January
               Registration Rights Agreement dated July 21,     3, 2000
               1999

10.1           Employment Agreement dated July 21, 1999         Filed herewith
               between the Company and Robert Solomon

10.2           Employment Agreement dated July 21, 1999         Filed herewith
               between the Company and Donald Barlow

10.3           Employment Agreement dated January 14, 2000      Filed herewith
               between the Company and Seth Davis
10.4           Credit Agreement dated December 30, 1999         Filed herewith
               between the Company and Banque Paribas

10.5           1997 Restated Combined Incentive Stock Option    Exhibit 99.1 to Form S-8 filed December 17,
               and Nonqualified Stock Option Plan               1999
10.6           1998-1999 Combined Incentive Stock Option and    Exhibit 99.2 to Form S-8 filed December 17,
               Nonqualified Stock Option Plan                   1999
10.7           1999 Incentive Plan                              Appendix E to the Company's Definitive Proxy
                                                                Statement filed on November 12, 1999
23.1           Consent of Arthur Andersen                       Filed herewith
24.1           Power of Attorney                                N/A

27.1           Financial Data Schedule.                         Filed herewith


                          INDEX TO FINANCIAL STATEMENTS

USOL HOLDINGS, INC. Page
Report of Independent Public Accountants.................................... F-2
Consolidated Balance Sheet.................................................. F-3
Consolidated Statement of Operations........................................ F-4
Consolidated Statement of Stockholders' Equity.............................. F-5
Consolidated Statement of Cash Flows........................................ F-6
Notes to Consolidated Financial Statements.................................. F-7


U.S. ONLINE COMMUNICATIONS, INC.
Report of Independent Public Accountants................................... F-18
Consolidated Statements of Operations...................................... F-19
Consolidated Statements of Cash Flows...................................... F-20
Notes to Consolidated Financial Statements................................. F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
USOL Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of USOL Holdings, Inc. (an Oregon corporation), and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (May 12, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USOL Holdings, Inc., and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from inception (May 12, 1999) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Austin, Texas
February 11, 2000

                               USOL HOLDINGS, INC.

                CONSOLIDATED BALANCE SHEET - - DECEMBER 31, 1999

                                 (Notes 1 and 2)

                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  13,637,511
   Accounts receivable, net                                              535,262
   Note receivable, related party                                        102,742
   Supply inventory                                                      818,837
   Other current assets                                                  221,609
                                                                     -----------
                         Total current assets                         15,315,961

PROPERTY AND EQUIPMENT, net                                           16,458,736

GOODWILL, net                                                         35,159,285

DEFERRED LOAN COSTS                                                    1,780,903

OTHER ASSETS                                                           4,210,588
                                                                   -------------
                         Total assets                                $72,925,473
                                                                     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $   1,369,636
   Accrued liabilities                                                 2,416,239
   Preferred dividends payable                                         1,973,333
   Current portion of capital lease obligations                          601,784
   Deferred revenue                                                      419,262
   Related party payable                                                 294,857
                                                                   -------------
                         Total current liabilities                     7,075,111
                                                                   -------------

CAPITAL LEASE OBLIGATIONS, less current portion                        1,749,818
                                                                   -------------
OTHER LONG-TERM LIABILITIES                                               48,666
                                                                   -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST                                                         58,504
                                                                   -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, no par value,
     5,000,000 shares authorized-
     Series A, 1,325,000 shares issued and
      outstanding; liquidation preference of $33,125,000              30,675,361
     Series B, 155,000 shares issued and
      outstanding; liquidation preference of $3,875,000                3,588,439
   Common stock, no par value, 50,000,000 shares authorized,
    6,892,668 shares issued and outstanding                           36,735,911
   Deferred compensation                                               (344,201)
   Accumulated deficit                                               (6,662,136)
                                                                   -------------

                         Total stockholders' equity                   63,993,374
                                                                   -------------

                         Total liabilities and stockholders'
                          equity                                   $  72,925,473
                                                                   =============


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                               USOL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE PERIOD FROM INCEPTION (MAY 12, 1999)

                            THROUGH DECEMBER 31, 1999

                                 (Notes 1 and 2)

REVENUES                                                           $   3,140,163
                                                                   -------------

OPERATING EXPENSES:
   Operating                                                           2,528,953
   Selling, general and administrative                                 3,186,502
   Depreciation and amortization                                       1,265,671
   Stock compensation expense                                          1,023,874
                                                                   -------------
                                     Total operating expenses          8,005,000
                                                                   -------------
LOSS FROM OPERATIONS                                                 (4,864,837)
                                                                   -------------
INTEREST INCOME                                                          165,608
                                                                   -------------
LOSS BEFORE MINORITY INTEREST                                        (4,699,229)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                   10,426
                                                                   -------------
                                     Net loss                     $  (4,688,803)
                                                                   =============

PREFERRED STOCK DIVIDENDS                                            (1,973,333)
                                                                   -------------
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                          $  (6,662,136)
                                                                   =============
BASIC AND DILUTED LOSS PER COMMON SHARE                                  $(2.67)
                                                                   =============
BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING           2,492,421
                                                                   =============


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                               USOL HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 12, 1999)

                            THROUGH DECEMBER 31, 1999


                                                             Common Stock         Preferred Stock Shares   Preferred Stock Amounts
                                                      ------------------------   -----------------------  -------------------------
                                                         Shares       Amount      Series A     Series B     Series A      Series B
                                                      ----------   -----------   ----------   ----------  -----------  -----------
INITIAL CAPITAL CONTRIBUTION:                           425,000   $      425          -             -        $   -        $   -
   Stock compensation expense on initial contribution      -         849,575          -             -            -            -
   Sale of common stock for cash and notes, net of    2,000,000    3,675,000          -             -            -            -
     offering costs of $325,000
   Stock subscription receivable                           -     (3,674,000)          -             -            -            -
   Sale of preferred stock, net of offering costs of       -            -         1,325,000      155,000   30,675,361     3,588,439
     $2,736,200

   Warrants issued in connection with issuance of          -         146,200          -             -            -            -
     preferred stock
   Common stock issued in connection with asset         750,000    1,500,000          -             -            -            -
     acquisition

   Common stock warrants issued in connection with asset   -       1,668,600          -             -            -            -
     acquisition

   Common stock and other equity securities issued    3,717,668   32,051,611          -             -            -            -
     in connection with acquisition of FirstLink
   Deferred compensation on stock options                  -         518,500          -             -            -            -
   Amortization of deferred compensation                   -            -             -             -            -            -
   Preferred stock dividends                               -            -             -             -            -            -
   Net loss                                                -            -             -             -            -            -
                                                      ----------  ----------     ----------   ----------    -----------  -----------
BALANCE, December 31, 1999                            6,892,668  $36,735,911      1,325,000      155,000    $30,675,361  $3,588,439
                                                      ========== ===========      =========   ==========    ===========  ===========

                                                                                    Total
                                                         Deferred     Retained   Stockholders'
                                                        Compensation    Deficit      Equity
                                                       ----------   ----------    ----------
INITIAL CAPITAL CONTRIBUTION:                             $ -         $   -       $       425
   Stock compensation expense on initial contribution       -             -           849,575
   Sale of common stock for cash and notes, net of          -             -         3,675,000
     offering costs of $325,000
   Stock subscription receivable                            -             -       (3,674,000)
   Sale of preferred stock, net of offering costs of        -             -        34,263,800
     $2,736,200

   Warrants issued in connection with issuance of           -             -           146,200
     preferred stock
   Common stock issued in connection with asset             -             -         1,500,000
     acquisition

   Common stock warrants issued in connection with asset    -             -         1,668,600
     acquisition

   Common stock and other equity securities issued          -             -        32,051,611
     in connection with acquisition of FirstLink
   Deferred compensation on stock options             (518,500)           -            -
   Amortization of deferred compensation                174,299           -           174,299
   Preferred stock dividends                               -     (1,973,333)      (1,973,333)
   Net loss                                                -     (4,688,803)      (4,688,803)
                                                      ---------- -----------      -----------

BALANCE, December 31, 1999                           $(344,201) $(6,662,136)      $63,993,374
                                                      ========== ===========      ===========


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                               USOL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE PERIOD FROM INCEPTION (MAY 12, 1999)

                            THROUGH DECEMBER 31, 1999

                                 (Notes 1 and 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $   (4,688,803)
   Adjustments to reconcile net loss to net cash used in
    operating activities-
     Depreciation and amortization                                     1,265,671
     Minority interest                                                  (10,426)
     Stock compensation expense                                        1,023,874
     Changes in operating assets and liabilities-
       Accounts receivable, net                                        (102,082)
       Other current assets                                             (20,634)
       Accounts payable and accrued expenses                           1,091,967
       Other liabilities                                                  52,520
                                                                  --------------
                       Net cash used in operating activities         (1,387,913)
                                                                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit on equipment                                              (2,454,707)
   Purchases of property, equipment and other                        (3,012,044)
   Cash paid for acquisitions, net of cash acquired                  (9,325,529)
   Loan to related party                                               (100,000)
                                                                  --------------
                       Net cash used in investing activities        (14,892,280)
                                                                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                   (2,712,818)
   Payment of deferred financing costs                               (1,780,903)
   Proceeds from sale of preferred stock,                             34,410,000
    net of cash offering costs of $2,590,000
   Proceeds from sale of common stock                                      1,425
                                                                  --------------
                       Net cash provided by financing activities      29,917,704
                                                                  --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 13,637,511

CASH AND CASH EQUIVALENTS, beginning of period                                 -
                                                                  --------------

CASH AND CASH EQUIVALENTS, end of period                          $   13,637,511
                                                                  ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                         $      977,511
   Net assets acquired from acquisitions                               2,968,612
   Deferred compensation                                                 518,500
   Issuance of common stock and warrants in                            3,168,600
     connection with acquisitions
   Common stock issued for notes                                       3,674,000
   Discount recorded on issuance of common stock                         325,000
   Accretion of dividends on preferred stock                           1,973,333

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                               USOL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.  BUSINESS

    USOL Holdings, Inc. (formerly FirstLink Communications, Inc.), an Oregon corporation, its wholly owned subsidiary USOL, Inc. (USOL), and USOL's 50 percent owned subsidiary, U.S. Austin Cable Association I, Ltd. (USAC)
(collectively referred to herein as the Company), provide integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums (MDUs) in Texas, Oregon, Virginia and Colorado. The services are provided to the tenants in accordance with long-term operating agreements between the Company and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either the Company or the local telephone and long distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize the Company.

    USOL, Inc. also wholly owns TheResidentClub.com, Inc. (TRC), a business that provides a range of move-in and lifestyle enhancement services for the multifamily housing market that will utilize the Internet.

2.  ORGANIZATION AND BASIS OF PRESENTATION

    On December 15, 1999, the shareholders of FirstLink Communications, Inc. (FirstLink), approved a merger (the Merger) with USOL Holdings, Inc. (Holdings), a Delaware corporation, in a stock for stock transaction with FirstLink as the legal survivor. Additionally, FirstLink changed its name to USOL Holdings, Inc. The Merger was completed on December 22, 1999.

    The Merger was accounted for as a reverse merger under the purchase method of accounting. Accordingly, the legal form of the transaction has been ignored and Holdings has been treated as the accounting acquirer. The excess of purchase price over the fair market value of FirstLink's net assets has been recorded as goodwill and will be amortized over a 10-year period. The purchase price of $32,051,611 was allocated as follows:

Current assets                                         $   2,466,584
Fixed assets                                               1,648,060
Current liabilities                                         (803,968)
Capital leases                                              (177,277)
Other liabilities                                            (50,700)
Goodwill                                                  29,057,912
                                                       -------------
                                                       $  32,051,611

Holdings was formed on May 12, 1999, for the purpose of acquiring entities providing telecommunications, cable television, Internet access and other services to residents of MDUs. On July 21, 1999, Holdings, through its subsidiary USOL, purchased substantially all of the assets and certain liabilities of U.S. OnLine Communications, Inc. (US OnLine). US OnLine provided telecommunications and cable television services to residents of MDUs in Texas, Virginia and Colorado. Pursuant to the asset purchase agreement, Holdings exchanged 750,000 shares of Holdings' common stock valued at $2.00 per share, warrants to purchase 1,500,000 shares of Holdings' common stock at an exercise price of $5.50 per share and $845,000 of cash. The Company valued the warrants using the Black-Scholes pricing model at approximately $1,324,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock price of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The total purchase price was $3,669,800. The acquisition was accounted for under the purchase method of accounting with the purchase price allocated as follows.

Current assets                                         $    2,357,577
Fixed assets                                               13,648,334
Other assets                                                1,029,117
Current liabilities                                       (16,823,702)
Minority interest                                            (236,413)
Goodwill                                                    3,694,887
                                                       --------------
                                                       $    3,669,800

    Also on July 21, 1999, Holdings, through its subsidiary TRC, purchased certain assets and contract rights from GMAC Commercial Mortgage Corporation (GMACCM). Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. Holdings' valued this warrant using the Black-Scholes pricing model at approximately $343,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock value of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The acquisition was accounted for as a purchase with the entire purchase price being recorded as goodwill.

    The purchase price allocation for these acquisitions is preliminary and further refinements may be made in accordance with generally accepted accounting principles.

    The accompanying consolidated balance sheet is that of the Company at December 31, 1999. The accompanying consolidated statements of operations and cash flows reflect the results of operations and cash flows for Holdings for the period from inception (May 12, 1999) through December 22, 1999, and the results of operations and cash flows for the Company from December 23, 1999, through December 31, 1999. The minority interest in the loss of USAC is deducted from the consolidated loss. All intercompany balances and transactions have been eliminated in consolidation.

    The table below reflects the unaudited combined results of the Company, US OnLine and FirstLink as if the acquisitions had taken place at the beginning of fiscal 1999 and reflects the operations of the Company from the period from inception through December 31, 1999, the operations of US OnLine from January 1, 1999, through its acquisition by the Company effective June 30, 1999, and the operations of FirstLink for the period from January 1, 1999, through December 22, 1999:

                                                                                   Firstlink
                                                 The            US OnLine         (Premerger)          Combined
                                               Company       (Preacquisition)     (Unaudited)        (Unaudited)
                                            --------------   ----------------     -----------        -----------
Revenues                                    $   3,140,163      $  2,831,079     $  1,389,093      $    7,360,335
Loss from operations                           (4,864,837)       (1,702,753)      (2,207,540)         (8,775,130)
Loss before minority interest                  (4,699,229)       (3,503,394)      (2,207,540)        (10,410,163)
Net loss                                       (4,688,803)       (3,500,980)      (2,312,534)        (10,502,317)


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supply Inventory

    Supply inventory consists of various service and maintenance items related to the Company's transmission systems and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

    Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 1999, was $828,357.

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

    Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

    The Company leases certain equipment under agreements accounted for as capital leases. The assets under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under lease. Assets under capital lease are depreciated over their estimated useful lives as it is management's intent to exercise the bargain purchase options available under the agreements.

Goodwill

    Goodwill is related to the Merger, the purchase of the US OnLine assets and TRC's purchase of the assets from GMACCM, as described in Note 2 and is being amortized on the straight-line method over 10 years. Amortization expense of approximately $437,314 is reflected as a component of depreciation and amortization for the period ended December 31, 1999.

Deferred Loan Costs

    Deferred loan costs consist of costs incurred in connection with obtaining the Company's senior credit facility in 1999. These costs will be amortized using the effective interest method over the term of the related debt. As this facility was executed on December 30, 1999, there is no amortization expense included in the accompanying statement of operations.

Revenue Recognition

    Revenue from subscribers is recognized in the period that service is provided. Amounts billed prior to providing services are reflected as deferred revenue. Installation fees are recognized as revenue upon origination of service to subscribers. Costs incurred to obtain subscribers are expensed as incurred.

Income Taxes

    The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

Comprehensive Income

    The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There is no difference between net loss and comprehensive loss for the period ended December 31, 1999.

Credit Risk and Significant Customers

    The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigates the concentration of credit risk. For the period ended December 31, 1999, no customer represented more than 10 percent of the Company's consolidated revenues.

Financial Instruments

    The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The fair value of all long-term debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

Common Stock and Loss Per Share

    The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    In accordance with SFAS No. 128, the calculation of basic and diluted EPS does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Common stock equivalents related to the conversion of preferred stock, stock options and warrants totaling 18,500,000, 2,147,335 and 3,340,888, respectively, during 1999 were excluded from the diluted net loss per share calculation as their effect would have been antidilutive.

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts Receivable

    Accounts receivable consist of the following at December 31, 1999:
       Accounts receivable                                           $   681,983
         Less- Allowance for doubtful accounts                         (146,721)
                                                                     -----------
    Accounts receivable, net                                         $   535,262
                                                                     ===========

    For the year ended December 31, 1999, activity in the Company's allowance for doubtful accounts consists of the following:

    Balance, at inception                                                 $    -
    Acquired from US OnLine                                              135,777
    Provision for bad debts                                              231,026
    Deductions for uncollectible  receivables written off,             (220,082)
      net of recoveries                                              -----------
    Balance, end of year                                             $   146,721
                                                                     ===========

Property and Equipment

    Property and equipment consists of the following:

                                                                     Estimated
                                                    Useful Lives    December 31,
                                                      in Years          1999

    Cable systems                                     5 - 10        $  5,998,378
    Telephone switch equipment                        10               8,772,854
    Furniture, fixtures and office equipment          5 - 10             739,663
    Purchased software                                5                  191,332
    Leasehold improvements                            10                 213,711
    Construction in progress                          N/A              1,371,155
                                                                  --------------
                                                                      17,287,093
    Less- Accumulated depreciation                                     (828,357)
                                                                  --------------
    Property and equipment, net                                     $ 16,458,736
                                                                    ============

    Equipment   associated  with  capital  leases  with  a  net  book  value  of approximately $2,633,251 are included in property and equipment at December 31, 1999.

Goodwill

    Goodwill consists of the following at December 31, 1999:

    Goodwill                                                       $  35,596,599
     Less- Accumulated amortization                                    (437,314)
                                                                   -------------
    Goodwill, net                                                  $  35,159,285
                                                                   =============

Other Assets

    Other assets consist of the following at December 31, 1999:

    Deposits on equipment                                           $  2,596,442
    Capitalized software                                               1,600,625
    Other                                                                 13,521
                                                                    ------------
    Other assets                                                    $  4,210,588
                                                                    ============

    Capitalized software primarily consists of amounts paid to a third party to develop a customized billing system for the Company. The development of this system is not yet complete. Once the system is complete and becomes operational, the Company will begin to depreciate this asset.

Accrued Liabilities

   Accrued liabilities consist of the following at December 31, 1999:

   Accrued sales and communication taxes                            $    915,021
   Accrued wages                                                         505,327
   Accrued professional fees                                             253,701
   Accrued programming and telephony costs                               237,058
   Other                                                                 505,132
                                                                    ------------
   Accrued liabilities                                              $  2,416,239
                                                                    ============

5.  NOTE RECEIVABLE, RELATED PARTY

    In connection with the relocation of a certain officer, the Company loaned this individual $100,000 pursuant to a promissory note (the Note). The Note was due on March 1, 2000, and bore interest at 7 percent per annum. The Note and accrued interest was paid in full on February 1, 2000.

6.  DEBT

    The Company has a senior credit facility (the Facility) with a bank that provides for borrowings of up to $35 million. Under terms of the Facility, the Company may borrow funds for a two-year period commencing January 1, 2000, and ending December 31, 2001, at which time the Facility will convert to a five-year term loan. The Facility bears interest at the Company's option at an annual rate of prime plus 2.75 percent or LIBOR plus 3.75 percent subject to certain discounts based on leverage ratios. The Facility is secured by all assets of the Company, excluding TRC. The Facility contains an unused commitment fee ranging from .5 percent to 1.25 percent depending on borrowing levels and an annual administrative fee of $30,000. At December 31, 1999, there were no borrowings under the Facility.

7.  STOCKHOLDERS' EQUITY

Convertible Preferred Stock

    On July 21, 1999, Holdings issued 1,325,000 shares of Series A Preferred Stock and 155,000 shares of Series B Preferred Stock for $37 million. On the date of Merger, this preferred stock was exchanged for an identical number of shares of preferred stock of the Company and the Company assumed Holdings' obligation for accreted but unpaid dividends.

    The preferred stock has a stated value of $25 per share and accretes cumulative dividends from the date of issuance at the rate of 12 percent per year, payable quarterly in arrears on the last day of March, June, September and December. The Company has the option of paying the dividend in cash or shares of its common stock. The Facility prohibits the paying of such dividends in cash. As of December 31, 1999, the Company had accreted dividends of $1,973,333 representing dividends from July 21, 1999, through December 31, 1999. Subsequent to year-end, the Company paid the dividends by issuing 352,006 shares of its common stock.

    Each share of Series A Preferred Stock has 12-1/2 votes per share on any matter on which holders of common stock are entitled to vote, except for the election of directors. Four of the entities that have been issued Series A Preferred Stock each have the right to nominate and elect, voting as a class and separately from all other classes and series, a majority of the Company's directors. Holders of Series B Preferred Stock do not have the right to vote on any matter, except for a proposal to merge or consolidate with or into another entity, or any recapitalization or reorganization in which they would be adversely affected.

    Beginning July 21, 2001, each share of preferred stock shall convert into common stock on the earliest to occur of (a) the closing of a firm commitment public offering pursuant to which the Company offers its equity securities for gross proceeds of $40 million or more; (b) the day that the closing sales price of the Company's common stock is $10.00 per share or more for 15 consecutive trading days; or (c) if the common stock is trading at more than $2.00 per share on July 21, 2006.

    In the event of liquidation, the preferred stock shareholders are entitled to receive $25 per share and all unpaid cumulative dividends, prior to, and in preference to any distribution to the holders of common stock. If undistributed assets remain after satisfying the preferred stock shareholders, such assets shall be distributed ratably among the holders of common stock, and holders of preferred stock have no further right or claim to any of the remaining assets.

    The holders of the  preferred  stock may convert their shares in whole or in part into common stock at any time at a ratio of 12-1/2 common shares to 1 preferred share subject to certain antidilution provisions. The holders of Series B Preferred Stock may convert their shares into Series A Preferred Stock at any time.

Common Stock

    In addition to the common stock issued as described in Note 2, on May 12, 1999, the Company issued 425,000 shares of common stock to members of management in exchange for $425 in cash. The Company recorded $849,575 of stock compensation expense related to the issuance of these shares based on the difference between the cash paid and the estimated $2 per share fair market value of the shares at the date of issuance.

Stock Options

    The Company has three stock option plans:

    The 1999 Incentive Plan (the Incentive Plan) was adopted by the board of directors on September 23, 1999, and approved by the shareholders on December 15, 1999. The Incentive Plan provides for the grant of incentive stock options (ISO's), nonstatutory stock options (NSO's), restricted stock grants and stock appreciation rights (SAR's). ISO's are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. NSO's granted under the Incentive Plan are intended not to qualify as incentive stock options under the Code and may be issued below fair market value on the date of grant. The Incentive Plan is administered by the board of directors. The exercise price of ISO's may not be less than the fair market value of the Company's common stock on the date of grant and, in some cases, may not be less than 110 percent of such fair market value. Vesting periods are at the discretion of the Company's board of directors. The maximum term of options under the Incentive Plan is 10 years. The Company has reserved 3,000,000 shares for issuance under the Incentive Plan.

    During 1999, Holdings issued options (which were assumed by the Company on the Merger date) to acquire 1,710,000 shares of common stock at prices ranging from $1.00 to $5.50 per share. These options have a life of 10 years and vest over 3 years with certain options vesting 25 percent on the date of grant.
Included in the above amounts are options granted to certain employees to purchase 425,000 shares of common stock at prices that were below that of the fair market value on the date of grant. The Company has recorded deferred compensation of $518,500 and recognized stock compensation expense of $174,299 for such options during 1999.

    In connection with the Merger, the Company assumed FirstLink's two outstanding stock option plans; the FirstLink Communications, Inc. 1998-1999
Combined Incentive and Non-Qualified Stock Option Plan and the FirstLink Communications, Inc. 1997 Restated and Combined Incentive and Non-Qualified Stock Option Plan (collectively referred to as the FirstLink Option Plans). The number of options outstanding and exercisable at December 31, 1999, under the FirstLink Option Plans was 556,335 shares. There are no additional authorized shares available for grant under the FirstLink Option Plans as of December 31, 1999.

    The Company applies APB 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost is recognized for grants of options with exercise prices equal to or above the fair value of the Company's common stock on the date of grant. Compensation cost is recognized for grants of options with exercise prices less than the fair value and is computed as the difference between the fair value on the date of grant and the exercise price.

    Had compensation cost for the stock option grants been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss to common shareholders and loss per common share as of December 31, 1999, would have been increased to the pro forma amounts indicated below:

                    Net loss to common shareholders-
                       As reported                                 $ (6,662,136)
                       Pro forma                                     (7,019,768)

                    Net loss per common share-
                       As reported                                 $(2.67)
                       Pro forma                                   $(2.82)

    As of December 31, 1999, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                    Dividend yield                                            -%
                    Expected volatility                                   95.00%
                    Risk-free interest rate                                5.10%
                    Expected life                                     6.75 years

    A summary of the status of the Company's stock option plans is presented below:

                                                                                   Outstanding                Exercisable
                                                                            ------------------------   ----------------------
                                                                                          Weighted-                 Weighted-
                                                                                           Average                   Average
                                                                Shares                     Exercise                  Exercise
                                                               Reserved       Shares        Price       Shares        Price
                                                             ------------   ----------    ----------   ----------   ---------
           Inception, May 12, 1999-
              Shares reserved                                  3,000,000        -           $  -          -          $  -
              Granted                                         (1,710,000)    1,710,000        2.29        -             -
              Carryover from FirstLink                            -            556,335        1.57       556,335       1.57
              Options becoming exercisable                        -             -              -         335,625       1.88
              Forfeited                                          119,000      (119,000)       3.10        -             -
                                                             -----------    ----------                 ---------
           Outstanding, December 31, 1999                      1,409,000     2,147,335        2.11       891,960       1.69
                                                             ===========    ==========                 =========

                                                                                      Weighted-
                                                                                    Average
                                                     Range of                      Remaining
                                                     Exercise                     Contractual
                                                      Prices          Number         Life
                                                --------------    -------------   -----------
                                                $1.00 to $2.50      1,830,835      8.7 years
                                                $3.00 to $5.50        316,500      9.6 years


    FirstLink had a consulting agreement with a financial public relations firm assumed by the Company under which FirstLink issued options to purchase 39,000 shares of common stock at prices ranging from $2.00 - $3.00. As of December 31, 1999, all of the options were vested. The agreement expired on January 15, 2000.

Warrants

    The Company has issued various stock purchase warrants in connection with its financing and acquisition activities. The following table is a roll forward of warrant activity from the period from inception (May 12, 1999) through December 31, 1999:

                                                      Number
                                                    of Shares         Range of
                                                   Underlying         Exercise          Range of
                                                    Warrants           Prices        Expiration Dates
                                                   -----------      --------------   -----------------
Inception, May 12, 1999                                      -      $           -
FirstLink  warrants  carried  over in  connection
  with the Merger                                    1,256,888      $ .75 - $7.70    4-30-00 - 7-28-03
Warrants issued                                      2,084,000      $2.00 - $6.00    7-21-03 - 7-21-04
                                                   -----------
Warrants outstanding, December 31, 1999              3,340,888
                                                   ===========


    Warrants outstanding at December 31, 1999, have a weighted-average exercise price of $4.76.

    The Company issued 259,000 warrants to purchase common stock, with a weighted-average exercise price of $4.00 per share, to AGL Capital Investments LLC (Amstar) in connection with the preferred stock offering and other financial advisory services. Amstar is also a holder of the Company's Series A Preferred Stock and has a representative on the Company's board of directors. The Company recorded offering costs of $146,200 associated with the issuance of preferred stock based on a Black-Scholes valuation using the Company's then current stock value of $2.00 per share and a volatility percentage representative of a public company operating in the industry. The warrants are exercisable over two years with the $2.00 tranche (87,000 shares) becoming exercisable upon execution issuance of the warrants, the $4.00 tranche (86,000 shares) becoming exercisable on the one-year anniversary and the $6.00 tranche (86,000 shares) becoming exercisable on the two-year anniversary.

    All other warrants are fully exercisable as of December 31, 1999. Certain warrants also contain cash, less exercise provisions.

Stock Subscription Receivable

    On July 21, 1999, Holdings issued 2 million shares of common stock in exchange for notes receivable totaling $3,674,000 and $1,000 in cash. The shares were sold for $2.00 per share, however, one party purchased shares at $1.675 per share in recognition of their services for identifying certain investors. The notes accrue interest at 5 percent per annum and are due July 21, 2002. The $325,000 difference between the fair market value of the stock and the purchase price has been reflected as a stock offering cost. The two holders of the notes each own Series A Preferred Stock and each have a representative on the Company's board of directors.

8.  INCOME TAXES

    For the period from inception (May 12, 1999) through December 31, 1999, the Company has generated losses and, therefore, has not been subject to federal income taxes. The difference between expected tax benefit, computed by applying the federal statutory rate of 35 percent to loss before taxes and the actual tax benefit of $0 is due to the increase in the valuation allowance for deferred taxes.

    The Company's deferred tax assets are comprised of the following at December 31, 1999:

   Net operating loss carryforwards                       $  2,740,834
   Accrued liabilities                                         105,000
   Other                                                       100,056
                                                           ------------
   Total gross deferred tax assets                           2,945,890
   Less- Valuation allowance                                (2,945,890)
                                                           ------------
   Net deferred tax assets                                $     -
                                                           ============

    The valuation allowance for deferred tax assets as of May 12, 1999, inception, was $0. The net change in the total valuation allowance for the period ended December 31, 1999, was an increase of $2,945,890. The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be utilized. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

    The Merger was accounted for as a reverse merger using purchase accounting for financial reporting purposes and for tax purposes. Pursuant to that treatment, tax assets, liabilities and net operating loss carryforwards of FirstLink were acquired by the Company. At December 31, 1999, the Company had net operating loss carryforwards which are available to offset future financial reporting and taxable income totaling approximately $7,830,954 and expire in 2011 through 2019.

    A provision of the Internal Revenue Code requires the utilization of net operating losses be limited when there is a change of more than 50 percent in ownership of the Company. Such an ownership change occurred with the Merger.

9.  RELATED-PARTY TRANSACTIONS

    The investment banking firm that brokered the Company's sale of preferred stock and the Facility is a subsidiary of GMACCM. The Company paid fees to this firm totaling $2,590,000 and $700,000 for the sale of preferred stock and the Facility, respectively, during the period ended December 31, 1999, which are reflected in preferred stock offering costs and deferred loan costs, respectively, on the accompanying balance sheet.

    The Company was charged for certain administrative and operating services provided by GMACCM related to the business of TRC. Such charges totaled $314,268 for the period ended December 31, 1999, of which $294,857 is reflected on the accompanying balance sheet as related-party payable.

    An officer of the Company has a beneficial ownership interest in two apartment complexes served by the Company. The properties are owned by separate limited partnerships in which the officer is the general partner of one and a limited partner in the other. Both properties are managed by a company which is partially owned by the officer. For the period ended December 31, 1999, revenues from these two properties were approximately $74,000.

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company has entered into various operating lease agreements for office and warehouse space. Future minimum rental commitments under all noncancelable operating leases are as follows:

             Year ending December 31-
                       2000                                           $  344,375
                       2001                                              309,108
                       2002                                              186,688
                       2003                                               71,343
                       2004                                                9,000
                                                                      ----------
                                                                      $  920,514
                                                                      ==========

    Rental expense incurred in connection with these leases approximated $96,910 for the period ended December 31, 1999.

Capital Leases

    The Company leases certain telephony network equipment under capital leases. At December 31, 1999, future minimum lease payments under capital leases are as follows:

             Year ending December 31-
                       2000                                         $    781,765
                       2001                                              771,432
                       2002                                              717,905
                       2003                                              609,719
                                                                    ------------
                                                                       2,880,821
             Less- Amount representing interest                        (529,219)
                                                                    ------------
             Net minimum lease payments                                2,351,602
             Less- Current portion of capital lease obligations        (601,784)
                                                                    ------------
             Capital lease obligations, less current portion        $  1,749,818
                                                                    ============

Service Agreements

    The Company maintains various cancelable and noncancelable service agreements for telecommunications services with several local exchange carriers
(LEC) and one interexchange carrier (IXC) that commit the Company to the LECs' and IXC's services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. The Company also has agreements with certain cable providers to purchase bulk cable signal at some of the Company's properties. The agreements provide for the Company to pay fixed monthly amounts regardless of the number of customers the Company has at the properties. Future minimum amounts due under all noncancelable agreements are as follows:

             Year ending December 31-
                       2000                                         $    896,843
                       2001                                              648,161
                       2002                                              378,292
                       2003                                              206,514
                       2004                                              131,575
                       Thereafter                                        278,123
                                                                    ------------
                                                                    $  2,539,508
                                                                    ============

Litigation

    From time to time, the Company is involved in various litigation in the normal course of business. Management believes that the outcome of such matters will not have a material impact on the Company's operations or financial condition.

Web Service Company

    FirstLink had an exclusive marketing agreement with Web Service Company, Inc. (Web or the Web Agreement). Under terms of the Web Agreement, Web was to exclusively market FirstLink's services in four markets for which Web would receive up to 2 million warrants, exercisable at $5.40 per share, subject to vesting requirements based on performance. Additionally, Web was to earn a commission based on performance.

    FirstLink and Web mutually agreed to delay commencing marketing activities under the Web Agreement. The Web Agreement also contained a provision that, should the Web Agreement be terminated due to a "change of control," as defined in the Web Agreement, a $200,000 break-up fee would be payable to Web. On January 17, 2000, Web notified the Company that it considered the Web Agreement terminated due to the Merger.

    The Company believes that the Web Agreement does not allow Web to receive the break-up fee if the Web Agreement is terminated by Web. The Company and Web are currently discussing a mutually agreeable resolution. Management believes that the outcome will not have a material impact on the Company's operations or financial condition.

Employment Agreements

    The Company has employment agreements with certain key employees that provide for severance in the event of termination, as defined in the agreements. The total obligation under these agreements in the event of termination is $678,750.

11.  SEGMENT DISCLOSURE:

    The  Company's  operations  are  classified  into  two  reportable  business
segments:   Telecommunications  and  TheResidentsClub.com.   The  Company's  two
reportable business segments are managed separately based on fundamental differences in their operations.

    Telecommunications consists principally of providing integrated telecommunications services including telephone, long distance telephone, enhanced called features and cable television to residents of multifamily apartment complexes and condominiums in Texas, Oregon, Virginia and Colorado.

    TheResidentsClub.com consists principally of products designed to improve and enhance multifamily housing residents experiences associated with move-ins and other ongoing lifestyle experiences associated with multifamily housing communities.

    The operating results by business segment were as follows for the period ended December 31, 1999:

                                             Telecommunications        TheResidentsClub       Consolidated
                                             ------------------        ----------------      --------------
Revenues                                       $  3,088,773            $     51,390          $  3,140,163
Segment profit (loss)                            (3,537,269)             (1,151,534)           (4,688,803)
Total assets                                     69,874,804               3,050,669            72,925,473
Capital expenditures                              2,669,889                 342,155             3,012,044
Depreciation and amortization                     1,103,355                 162,316             1,265,671


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. OnLine Communications, Inc.:

We have audited the accompanying consolidated statements of operations and cash flows of U.S. OnLine Communications, Inc. (a Delaware corporation), and subsidiary for the year ended December 31, 1998, and for the six months ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. OnLine Communications, Inc., and subsidiary, for the year ended December 31, 1998, and for the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

On July 21, 1999, the Company sold substantially all of its assets and certain liabilities to a subsidiary of USOL for USOL common stock, warrants to purchase USOL common stock and cash. It is management's intent to wind up the affairs and liquidate the Company as soon as practical. These matters are further described in Note 2 to the accompanying financial statements.

Austin, Texas
February 11, 2000

                        U.S. ONLINE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Note 2)

                                                                        For the
                                                      For the        Six Months
                                                     Year Ended         Ended
                                                    December 31,       June 30,
                                                        1998             1999
                                                    ------------     -----------

REVENUES                                            $5,108,225        $2,831,079
                                                    ------------     -----------

EXPENSES:

   Operating                                         4,469,879         2,100,739
   Selling, general and administrative               4,454,102         1,554,807
   Depreciation and amortization                     1,532,351           878,286
   Write down of property and equipment              1,172,468            -
                                                    -----------       ----------
                    Total expenses                  11,628,800         4,533,832
                                                    -----------       ----------

LOSS FROM OPERATIONS                               (6,520,575)       (1,702,753)
                                                   -----------       -----------

OTHER:

   Interest expense                                (4,772,896)       (1,722,942)
   Gain on disposition of                               26,378            -
     property and equipment, net
   Other expense, net                                (218,228)          (77,699)
                                                   -----------       -----------
                    Total other                    (4,964,746)       (1,800,641)
                                                   -----------       -----------
LOSS BEFORE MINORITY INTEREST                     (11,485,321)       (3,503,394)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                 37,863             2,414
                                                   -----------       -----------
                    Net loss                   $  (11,447,458)    $  (3,500,980)
                                                  ============       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        U.S. ONLINE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Note 2)

                                                                                                              For the
                                                                                              For the        Six Months
                                                                                            Year Ended          Ended
                                                                                           December 31,       June 30,
                                                                                               1998             1999
                                                                                         ----------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $  (11,447,458)    $  (3,500,980)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Gain on disposition and write down of property and equipment                           1,146,090            -
       Depreciation and amortization                                                          3,421,758         1,463,526
       Minority interest                                                                        (37,863)           (2,414)
       Interest expense on related-party debt of the LLC not acquired                         1,111,423            -
       Accretion of deferred compensation                                                        64,844            51,563
       Changes in operating assets and liabilities-
         Restricted cash                                                                       (496,566)          352,071
         Accounts receivable, net                                                               (48,509)          164,585
         Other current assets                                                                   (18,011)          (60,229)
         Accounts payable and accrued expenses                                                1,846,913           876,327
         Deferred revenue                                                                       104,470           (25,966)
                                                                                         --------------     -------------
                      Net cash used in operating activities                                  (4,352,909)         (681,517)
                                                                                         --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                                 457,947            -
   Purchases of property and equipment                                                       (1,754,988)         (443,515)
                                                                                         --------------     -------------
                      Net cash used in investing activities                                  (1,297,041)         (443,515)
                                                                                         --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt, related parties                                              3,250,000            -
   Payments on long-term debt, related parties                                                   -                 -
   Proceeds from long-term debt                                                               1,500,000            -
   Payments on long-term debt                                                                    -               (145,100)
   Proceeds from short-term notes payable                                                        -              1,475,000
   Payments on capital lease obligations                                                       (998,669)           -
   Payment of deferred financing costs                                                         (832,046)           -
   Proceeds from sale of common stock                                                         3,250,500            -
   Payments of stock issuance costs                                                            (461,321)           -
                                                                                         --------------     -------------
                      Net cash provided by financing activities                               5,708,464         1,329,900
                                                                                         --------------     -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                            58,514           204,868

CASH AND CASH EQUIVALENTS, beginning of period                                                  949,474         1,007,988
                                                                                         --------------     -------------

CASH AND CASH EQUIVALENTS, end of period                                                 $    1,007,988     $   1,212,856
                                                                                         ==============     =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                                $    1,378,931     $    123,086
   Acquisition of certain assets and liabilities of the LLC                                   3,818,951           -
   Deferred compensation, net of forfeitures                                                    606,250           -
   Issuance of warrants in connection with debt obligations                                     719,000           -
   Recognition of original issue discount                                                     1,083,000           -
   Issuance of warrants for payment of loan costs                                               320,000           -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        U.S. ONLINE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS

    U.S. OnLine Communications, Inc. (US OnLine), and its 50 percent owned subsidiary, U.S.-Austin Cable Associates I, Ltd. (USAC) (collectively referred to herein as the Company), provided integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums in Texas, Virginia and Colorado. The services were provided to the tenants in accordance with long-term operating agreements between the Company and the property owners under which the property owners received royalties from the telecommunication revenues generated from their properties. The agreements provided the tenants with the option to use either the Company or the local telephone and long distance carriers for telephone services. Tenants who subscribed to cable television had to utilize the Company. In July 1999, the Company sold substantially all its assets and certain liabilities. As such, the Company is no longer providing the services described above. See Note 2.

2.  ORGANIZATION AND BASIS OF PRESENTATION

    US OnLine was incorporated March 5, 1998, by the management of U.S. OnLine Communications L.L.C. (the LLC) for the purpose of acquiring substantially all of the assets and certain of the liabilities of the LLC. This transaction was consummated on July 21, 1998. US OnLine issued 800,000 shares of its common stock and a $3 million note to acquire certain assets and liabilities of approximately $17,166,000 and $17,985,000, respectively, of the LLC. The assets acquired included the 50 percent interest held by the LLC in USAC. In accordance with generally accepted accounting principles, US OnLine recorded the purchased assets and liabilities at the LLC's historical cost since US OnLine and the LLC are entities under common control.

    For the year ended December 31, 1998, the accompanying consolidated statement of operations and consolidated statement of cash flows reflect the consolidated results of operations and cash flows of (i) the LLC from January 1, 1998, through July 21, 1998, and (ii) the Company from inception (March 5, 1998) through December 31, 1998. The minority interest in the income of USAC is deducted from the consolidated loss. All intercompany balances and transactions have been eliminated in consolidation. Following is certain selected operating data for the year ended December 31, 1998:

                                                                          The Company
                                               LLC From                  From Inception
                                             January 1, 1998,           (March 5, 1998)
                                             Through July 21,        Through December 31,
                                                   1998                     1998                      Total
                                          ----------------------  -------------------------      --------------

Revenues                                       $  2,631,917              $  2,476,308          $    5,108,225
Loss from operations                             (2,443,207)               (4,077,368)             (6,520,575)
Loss before minority interest                    (4,532,843)               (6,952,478)            (11,485,321)
Net loss                                         (4,557,447)               (6,890,011)            (11,447,458)


     On July 21, 1999, the Company sold substantially all its assets and certain liabilities to USOL, Inc., a subsidiary of USOL Holdings, Inc. (USOL). Pursuant to the asset purchase agreement, USOL exchanged 750,000 shares of USOL common stock valued at $2 per share, warrants to purchase 1,500,000 shares of USOL common stock at an exercise price of $5.50 per share and $845,000 in cash. The warrants were valued using the Black-Scholes pricing model at approximately $1,324,800. The Black-Scholes valuation was based on the warrant terms using the then USOL common stock value of $2 per share and a volatility percentage representative of a public company operating in this industry. Liabilities not assumed by USOL were satisfied by the Company from the cash, stock and warrant proceeds received in the transaction. In connection with the acquisition, the management of the Company accepted similar management positions at USOL. It is management's intent to wind up the affairs and liquidate the Company as soon as practical.

    For accounting purposes, the acquisition described above was considered to have been effective as of July 1, 1999. Therefore, the results of operations and cash flows of the Company for the period from July 1, 1999, to July 21, 1999, have been reflected by USOL in its financial statements. The revenue, expenses and results of operations of the Company for that period are not significant. The Company is considered the predecessor entity to USOL, and the accompanying consolidated statements of operations and cash flows reflect the Company's results of operations and cash flows through the effective date of the acquisition.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

    Goodwill was reflected in connection with the purchase of USAC as described in Note 2 and is being amortized on the straight-line method over 10 years. Amortization expense of approximately $302,000 and $151,000 is reflected as a component of depreciation and amortization for the year ended December 31, 1998, and for the six months ended June 30, 1999, respectively.

Deferred Loan Costs

    Loan costs were deferred in connection with obtaining debt in 1998. These costs are being amortized using the effective interest method over the term of the related debt. Amortization expense of approximately $666,000 and $259,000 is reflected as a component of interest expense for the year ended December 31, 1998, and for the six months ended June 30, 1999, respectively.

Revenue Recognition

    Revenue from subscribers is recognized in the period that service is provided. Amounts billed prior to providing services are reflected as deferred revenue. Installation fees are recognized as revenue upon origination of service to subscribers. Costs incurred to obtain subscribers are expensed as incurred.

Income Taxes

    The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

    The LLC was organized as a limited liability company and was classified as a partnership for federal, state and local income tax purposes. The members were responsible for their respective tax liabilities, if any, related to their share of the income and expenses of the LLC.

Comprehensive Income

    Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There is no difference between net loss and comprehensive loss for the year ended December 31, 1998, and for the six months ended June 30, 1999.

Credit Risk and Significant Customers

    The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigates the concentration of credit risk. For the year ended December 31, 1998, and for the six months ended June 30, 1999, no customer represented more than 10 percent of the Company's consolidated revenues.

4.  DEBT

    The Company had various  notes  payable at December 31,  1998,  and June 30,
1999.

    Each of the note agreements contained warranties and covenants. At December 31, 1998, and June 30, 1999, the Company was in default on each note agreement and its capital lease obligations due to nonpayment of required principal and/or interest. The Company, however, continued to accrue interest at the stated rate. The notes and accrued interest payable to a bank were paid by USOL upon USOL's acquisition of the Company, and the notes and accrued interest payable to the LLC, the corporation and the stockholders were forgiven immediately before the effectiveness of the acquisition. Certain of the capital lease obligations were paid by USOL upon USOL's acquisition of the Company, and the remaining capital lease obligations were assumed by USOL.

    In connection with renegotiating the note payable to a bank during 1998, the Company issued a warrant to the bank for the purchase of 75,000 shares of the Company's common stock at $3.75 per share. The warrant was immediately exercisable and has a term of five years. The Company valued this warrant using the Black-Scholes pricing model at $308,000 and reflected it as a discount to the related debt. The entire discount was amortized as interest expense through October 1998, the maturity date of the related debt.

    In connection with the issuance of the note to a corporation in 1998, the Company also issued a warrant to the corporation for the purchase of 100,000 shares of the Company's common stock at $3.75 per share. The warrant was immediately exercisable and has a term of five years. The Company valued this warrant using the Black-Scholes pricing model at approximately $411,000 and reflected it as a discount to the related debt.

    This discount was being amortized as interest expense over the term of the related debt. Interest expense recognized for the year ended December 31, 1998, was approximately $103,000, and $57,000 for the six months ended June 30, 1999.

    In 1998, the Company sold 866,667 shares of its common stock for $3,250,000, or $3.75 per share, and issued $3,250,000 in bridge notes to its bridge investors. The estimated fair market value of the common stock on the date of sale was $5.00. Therefore, the Company reflected a discount on the related debt of approximately $1,083,000 for the difference of $1.25 per share between the fair value of the common stock and the price at which it was sold. This discount was amortized as interest expense over the term of the related debt. Interest expense recognized for the year ended December 31, 1998, and for the six months ended June 30, 1999, was approximately $812,000 and $271,000, respectively.

5.  COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company entered into various operating lease agreements for office and warehouse space. Future minimum rental commitments under all noncancelable operating leases are as follows:

                  Year ending December 31-
                            2000                                      $  261,635
                            2001                                         223,188
                            2002                                         100,768
                            2003                                          11,743
                            Thereafter                                     9,000
                                                                      ----------
                                                                      $  606,334
                                                                      ==========

    Rental expense incurred in connection with these leases approximated $154,000 and $84,000 for the year ended December 31, 1998, and for the six months ended June 30, 1999, respectively. These lease agreements were assumed by USOL.

Service Agreements

    The Company maintained various cancelable and noncancelable service agreements for telecommunications services with several local exchange carriers
(LEC) and one interexchange carrier (IXC) that committed the Company to the LECs' and IXC's services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. Future minimum amounts due under all noncancelable agreements are as follows:

                  Year ending December 31-
                            2000                                      $  465,500
                            2001                                         240,027
                            2002                                          52,614
                            2003                                          30,053
                            2004                                           8,725
                                                                      ----------
                                                                      $  796,919
                                                                      ==========

    These service agreements were assumed by USOL.

6.  CAPITAL STOCK

Preferred Stock

    The Company has one million shares of $.001 par value preferred stock authorized, none of which is issued and outstanding. The board of directors has the authority to issue the preferred stock in series and designate the rights and preferences of each series.

Common Stock

    The Company has 20 million shares of $.001 par value common stock authorized. Holders of common stock are entitled to receive dividends when declared by the board of directors. Upon liquidation, holders are entitled to share pro rata in any distribution to such holders following payment to creditors. Holders have one vote per share and have no cumulative voting or preemptive rights.

Restricted Stock Awards

    The Company adopted the 1998 Restricted Stock Award Plan (the Stock Plan) in March 1998, to provide incentives to attract and retain highly competent persons as officers and key employees. Under the Stock Plan, the Company can issue up to 500,000 shares of common stock to key employees designated by the board of directors, with the Company generally having a right to repurchase nonvested (restricted) shares at a price of $.001 per share upon termination of the employee. Restricted shares may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, unless they have been offered to the Company for repurchase.

    The Company awarded all 500,000 shares issuable under the Stock Plan in March 1998, of which 120,000 were fully vested and are no longer subject to repurchase by the Company. The remaining shares were subject to a three-year vesting period based on the anniversary of the date of grant. At December 31, 1998, and June 30, 1999, 120,000 shares and 240,000 shares, respectively, were fully vested.

    Also, in March 1998, each employee who received an award, entered into a shareholder agreement with the majority member of the LLC which provided the majority member the right to purchase the shares at $.001 per share, if the Company failed to complete an initial public offering on or before September 30, 1998. In addition, each employee gave his voting right to the majority member until such time as the shareholder agreement is terminated or amended.

    Due to the shareholder agreement, there was no certainty as to the number of shares the employees would ultimately receive and, as such, the Company treated the award of 500,000 shares as a variable award under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In connection with the USOL transaction described in Note 2, management believes that these awards have no value.

Stock Options

    The Company adopted the 1998 Non-Qualified Stock Option and Incentive Stock Option Plan (the Option Plan) in March 1998. The Option Plan allowed up to one million options to be granted to eligible participants for the purchase of common stock. Options granted were either incentive stock options or nonstatutory stock options and were exercisable within the times or upon the events determined by the board of directors as specified in each option agreement. Incentive stock options granted under the Option Plan were not to have exercise prices less than the fair value of the Company's common stock on the date of grant. Nonstatutory options could have exercise prices not less than 85 percent of the fair value of the Company's common stock on the date of grant. Incentive stock options granted to a 10 percent stockholder were not less than 110 percent of the fair market value of the Company's common stock on the date of grant. Options granted had a life of ten years and generally vested over a period of six years. The vesting could be subject to acceleration upon the occurrence of specified performance criteria and are immediately exercisable upon the occurrence of certain events including a merger, acquisition or change in control. At June 30, 1999, the Company had reserved one million shares of common stock for issuance under the Option Plan.

    The Company applied APB 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation cost was recognized for grants of options with exercise prices equal to or above the fair value of the Company's common stock on the date of grant. Compensation cost was recognized for grants of options with exercise prices less than the fair value and is computed as the difference between the fair value on the date of grant and the exercise price. During 1998, the Company granted options for the purchase of 495,000 shares of the Company's common stock at $3.75 per share. These shares were to have vested in 2004, but vesting could have been accelerated if certain performance criteria were met. Such criteria were not met during 1998. On the date of grant, the fair value of the common stock was estimated to be $5.00 per share, therefore, the Company recorded deferred compensation of approximately $619,000 and was amortizing this amount to selling, general and administrative expense over the vesting period. The Company reflected approximately $65,000 and $52,000 in compensation expense related to these options for the year ended December 31, 1998, and for the six months ended June 30, 1999, respectively.

    Had compensation cost for the stock option grant been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased to the pro forma amount indicated below:

                                                                       For the
                                                  Year Ended         For the Six
                                                December 31,        Months Ended
                                                    1998           June 30, 1999
                                                -------------      -------------
                Net loss-
                  As reported                 $ (11,447,458)       $ (3,500,980)
                  Pro forma                     (12,053,708)         (3,682,855)


    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                    December 31,       June 30,
                                                        1998             1999
                                                    ------------     -----------
                Dividend yield                         -     %           -     %
                Expected volatility                     95.00%            95.00%
                Risk-free interest rate                  5.10%             5.10%
                Expected life                       6.75 years        6.75 years

    A summary of the status of the Company's stock option plan is presented below as of and for the year ended December 31, 1998, and six months ended June 30, 1999:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                            Shares        Price
                                                          ----------    --------
                Outstanding, beginning of year                 -            $  -
                   Granted                                  495,000         3.75
                   Forfeited                                (10,000)        3.75
                                                          ----------
               Outstanding, December 31, 1998               485,000         3.75
                   Granted                                     -               -
                                                          ----------
                Outstanding, June 30, 1999                  485,000         3.75
                                                          ==========
                Options exercisable at year-end                -

                Weighted average fair value of options        $4.22
                  granted during 1998
                Weighted average remaining contractual   8.75 years
                  life at June 30, 1999

    As a result of the USOL transaction discussed in Note 1, management believes that these awards have no value.

Warrants

    As discussed in Note 5, the Company issued warrants in 1998 in connection with two debt obligations to purchase 175,000 shares of the Company's common stock at $3.75 per share.

    The Company also issued a warrant in 1998 to purchase 78,054 shares of common stock at $3.75 per share to a corporation for professional services rendered in connection with obtaining the bridge notes. The Company valued this warrant using the Black-Scholes pricing model at approximately $320,000 and reflected it as a component of deferred loan costs.

    Each of these warrants is currently exercisable and has a term of five years. As a result of the USOL transaction discussed in Note 1, management believes that these awards have no value.

7.  INCOME TAXES

    As discussed in Note 3, the LLC was organized as a limited liability company and was classified as a partnership for federal, state and local income tax purposes. The members were responsible for their respective tax liabilities, if any, related to their share of the income and expenses of the LLC. As such, no tax provision is reflected in the accompanying consolidated statement of operations for the LLC's results of operations from January 1, 1998, through July 21, 1998. See Note 2.

    For the period from inception (March 5, 1998) through June 30, 1999, the Company has generated losses and, therefore, has not been subject to federal income taxes. Since there was no assurance of future taxable income, a valuation allowance was established to fully offset the deferred tax asset at December 31, 1998, and June 30, 1999, and no deferred tax benefit was reflected in the accompanying consolidated statements of operation related to the Company's net operating loss or other deferred tax assets.

8.  RELATED-PARTY TRANSACTIONS

    During 1997 and prior years, the LLC entered into various note agreements with one of its members to provide operating capital. Interest was payable at prime, plus 2 percent compounded annually. For the year ended December 31, 1998, the accompanying statement of operations reflects interest expense of approximately $968,000, related to these note obligations of the LLC. The notes and related accrued interest were not acquired by the Company. See Note 2. During 1998, the Company entered into note agreements with the LLC and its bridge investors. See Note 4.

    The LLC entered into a guaranty and subordination agreement with one of its members whereby the member guaranteed the note payable to a bank and agreed that amounts due him were subordinate to the note payable to the bank. Under the terms of the agreement, the LLC was charged a fee of .125 percent of the average daily outstanding balance of the note payable to a bank and 6 percent of the total of the principal and interest due to the member under the note agreements discussed above. For the year ended December 31, 1998, and for the six months ended June 30, 1999, the accompanying statements of operations reflect interest expense of approximately $63,000 and $38,000, respectively, related to this agreement.

    A company controlled by the majority member of the LLC provided management, administrative and consulting services to the LLC. For the year ended December 31, 1998, the Company was charged approximately $111,000 for these services. The Company no longer received these services subsequent to March 31, 1998.

    An officer of the Company has a beneficial ownership interest in two apartment complexes served by the Company. The properties are owned by separate limited partnerships in which the officer is the general partner of one and a limited partner in the other. Both properties are managed by a company, which is partially owned by the officer. For the year ended December 31, 1998, and for the six months ended June 30, 1999, revenue from these two properties was approximately $74,000 and $31,000, respectively.

    During part of 1998, the Company leased its corporate office space from a limited partnership in which an officer of the Company was both the general partner and a limited partner. The Company subleased a portion of the space to another entity partially owned by the officer. For the year ended December 31, 1998, net lease expense reflected in the accompanying statements of operations was approximately $18,000.