Form 10QSB
period 2000-03-31
FIRSTLINK COMMUNICATIONS INC
filed 2000-05-15
CIK 1035271

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                                 ---------------

                         Commission File Number 01-14271

                                 ---------------

                               USOL Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

             Oregon                                               93-1197477
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             10300 Metric Boulevard
                               Austin, Texas 78758

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (512) 651-3767

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     As of May 8, 2000 the Registrant had 7,641,049 shares of its no par value Common Stock outstanding.

================================================================================


                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
                  PART I                    FINANCIAL INFORMATION

                         Item 1. Financial Statements--USOL Holdings, Inc.
                                 Condensed Consolidated Balance Sheets as of
                                 March 31, 2000 and December 31, 1999..............................                 3
                                 Condensed Consolidated Statement of Operations for the
                                 Three Months Ended March 31, 2000.................................                 4
                                 Condensed Consolidated Statement of Cash Flows for the
                                 Three Months Ended March 31, 2000.................................                 5
                                 Notes to Condensed Consolidated Financial Statements..............                 6

                                 Financial Statements--U.S. OnLine Communications, Inc.
                                 Condensed Consolidated Statement of Operations for the
                                 Three Months Ended March 31, 1999.................................                 9
                                 Condensed Consolidated Statement of Cash Flows for the
                                 Three Months Ended March 31, 1999.................................                10
                                 Notes to Condensed Consolidated Financial Statements..............                11

                         Item 2. Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations................................               12
                                 Forward-Looking Statements.........................................               12
                                 General............................................................               12
                                 Overview...........................................................               12
                                 Three Months Ended March 31, 2000 Compared to
                                 Three Months Ended March 31, 1999..................................               12
                                 Liquidity and Capital Resources....................................               13

                         Item 3. Quantitative and Qualitative Disclosures about
                                 Market Risk........................................................               14

                  PART II        OTHER INFORMATION

                         Item 1. Legal Proceedings..................................................               14

                         Item 2. Changes in Securities..............................................               14

                         Item 3. Defaults Upon Senior Securities....................................               14

                         Item 4. Submission of Matters to a Vote of Security Holders................               14

                         Item 5. Other Information..................................................               14

                         Item 6. Exhibits and Reports on Form 8-K...................................               14

                         Signatures.................................................................               15



                               USOL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 31, 2000 and December 31, 1999

                                                                                             March 31,         December 31,
                                                 ASSETS                                        2000                1999
                                                                                            -----------        ------------
                                                                                            (Unaudited)
                 Current assets:
                   Cash and cash equivalents......................................           $  8,039,240      $  13,637,511
                   Accounts receivable, net of allowance for doubtful
                     accounts of $297,898 and $146,721 at March 31, 2000
                     and December 31, 1999, respectively..........................                712,150            535,262
                   Note receivable, related party.................................                150,000            102,742
                   Supply inventory...............................................              1,124,506            818,837
                   Other current assets...........................................                355,010            221,609
                                                                                             ------------      -------------
                           Total current assets...................................             10,380,906         15,315,961

                 Property and equipment, net......................................             18,665,833         16,458,736

                 GOODWILL AND OTHER INTANGIBLES, net                                           36,642,589         35,159,285

                 DEFERRED LOAN COSTS, net                                                       1,728,258          1,780,903

                 Other assets.....................................................                333,996          4,210,588
                                                                                             ------------      -------------

                           Total assets...........................................           $ 67,751,582      $  72,925,473
                                                                                             ============      =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current liabilities:
                   Accounts payable...............................................           $  1,403,667      $   1,369,636
                   Accrued liabilities............................................              1,518,057          2,416,239
                   Current portion of capital lease obligations...................                525,359            601,784
                   Preferred dividends payable....................................              1,110,000          1,973,333
                   Deferred revenue...............................................                549,111            419,262
                   Related-party payable..........................................                294,857            294,857
                                                                                             ------------      -------------
                           Total current liabilities..............................              5,401,051          7,075,111
                                                                                             ------------      -------------

                 CAPITAL LEASE OBLIGATIONS, less current portion..................              1,631,402          1,749,818
                                                                                             ------------      -------------

                 OTHER LONG-TERM LIABILITIES......................................                 50,630             48,666
                                                                                             ------------      -------------

                 COMMITMENTS AND CONTINGENCIES

                 MINORITY INTEREST................................................                 66,519             58,504
                                                                                             ------------      -------------

                 STOCKHOLDERS' EQUITY:
                   Preferred stock, no par value;  5,000,000 shares authorized--
                     Series A, 1,325,000 shares issued and outstanding;
                        liquidation preference of $33,125,000.....................             30,675,361         30,675,361
                     Series B, 155,000 shares issued and outstanding;
                        liquidation preference of $3,875,000......................              3,588,439          3,588,439
                   Common stock, no par value; 50,000,000 shares authorized,
                        7,516,520 and 6,892,668 shares issued and outstanding
                        at March 31, 2000 and December 31, 1999, respectively.....             40,097,711         36,735,911
                   Deferred compensation..........................................               (816,773)          (344,201)
                   Accumulated deficit............................................            (12,942,758)        (6,662,136)
                                                                                             ------------      -------------
                           Total stockholders' equity.............................             60,601,980         63,993,374
                                                                                             ------------      -------------
                           Total liabilities and stockholders' equity.............           $ 67,751,582      $  72,925,473
                                                                                             ============      =============

     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                           For the Three Months Ended
                                 March 31, 2000
                                    (Note 2)

              REVENUE....................................................    $   2,261,513
                                                                             -------------

              EXPENSES:
                Operating................................................        1,723,834
                Selling, general and administrative......................        2,099,594
                Depreciation and amortization............................        1,567,928
                Stock compensation expense...............................          202,428
                Write-down of capitalized software costs.................        1,870,551
                                                                             -------------
                        Total operating expenses.........................        7,464,335
                                                                             -------------
                        Loss from operations.............................       (5,202,822)
                                                                             -------------

              OTHER INCOME:
                Interest, net............................................           45,174
                                                                             -------------

              LOSS BEFORE MINORITY INTEREST..............................       (5,157,648)

              MINORITY INTEREST IN INCOME OF
                SUBSIDIARY...............................................          (12,975)
                                                                             -------------

                        Net loss.........................................    $  (5,170,623)
                                                                             =============-

              PREFERRED STOCK DIVIDENDS..................................       (1,110,000)
                                                                             -------------

              LOSS ATTRIBUTABLE TO COMMON
                SHAREHOLDERS.............................................    $  (6,280,623)
                                                                             =============

              PER SHARE AMOUNTS:.........................................
                Basic and diluted loss per common share..................    $        (.86)
                                                                             =============
                Basic and diluted weighted average
                  common shares..........................................        7,342,218
                                                                             =============


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                           For the Three Months Ended
                                 March 31, 2000
                                    (Note 2)

                     CASH FLOWS FROM OPERATING ACTIVITIES:
                       Net loss.........................................................     $  (5,170,623)
                       Adjustments to reconcile net loss to net cash used in
                         operating activities--
                         Depreciation and amortization..................................         1,567,928
                         Stock compensation expense.....................................           202,428
                         Write-down of capitalized software costs.......................         1,870,551
                         Minority interest..............................................            12,975
                         Changes in assets and liabilities--
                            Accounts receivable.........................................          (176,888)
                            Other assets................................................          (446,666)
                            Accounts payable and accrued liabilities....................          (864,150)
                            Deferred revenue and other..................................           131,814
                                                                                             -------------
                               Net cash used in operating activities....................        (2,872,631)
                                                                                             -------------

                     CASH FLOWS FROM INVESTING ACTIVITIES:
                       Purchases of property, equipment and other.......................        (3,185,956)
                       Loans to related parties, net....................................           (47,258)
                                                                                             -------------
                               Net cash used in investing activities....................        (3,233,214)
                                                                                             -------------

                     CASH FLOWS FROM FINANCING ACTIVITIES:
                       Principal payments under capital leases..........................          (194,841)
                       Proceeds from the exercise of stock options
                         and warrants...................................................           713,467
                       Deferred loan costs..............................................           (11,052)
                                                                                             -------------
                               Net cash provided by financing activities................           507,574
                                                                                             -------------
                               Net decrease in cash and cash equivalents................        (5,598,271)
                     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................        13,637,511
                                                                                             -------------
                     CASH AND CASH EQUIVALENTS, END OF PERIOD...........................     $   8,039,240
                                                                                             =============
                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                       Cash paid for interest...........................................     $     257,989
                       Deferred compensation............................................           540,000
                       Accretion of dividends on preferred stock........................         1,110,000
                       Issuance of common stock as payment of preferred
                         stock dividends................................................         1,973,333


     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

(1)  unaudited condensed financial Statements

     The financial statements included herein have been prepared by USOL Holdings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.

     The financial statements and related notes as of March 31, 2000, and for the three months ended March 31, 2000 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial condition and results of operations and cash flows of the Company. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(2)  Business Organization and Basis of Presentation

     USOL Holdings, Inc. ("Holdings")(formerly FirstLink Communications, Inc.), an Oregon corporation, together with its wholly owned subsidiary USOL, Inc. ("USOL") and USOL's 50 percent owned subsidiary, U.S. Austin Cable Association I, Ltd. ("USAC") (collectively referred to herein as the Company), provide integrated telecommunications services including local telephone, long distance telephone, enhanced calling features, cable television and high-speed Internet access to residents of multi-family apartment complexes and condominiums ("MDUs") in Texas, Oregon, Virginia and Colorado. The services are provided to the tenants in accordance with long-term operating agreements between the Company and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either the Company or the local telephone and long distance carriers for telephone services and Internet access. Tenants desiring to subscribe to cable television are generally required to subscribe to the Company's services.

     TheResidentClub.com, Inc. ("TRC"), also a wholly owned subsidiary of USOL, a business that provides a range of move-in and lifestyle enhancement services for the residential real estate industry and other related affinity groups utilizing the Internet.

     On December 15, 1999, the shareholders of FirstLink Communications, Inc. ("FirstLink") approved a merger (the "Merger") with Holdings, a Delaware corporation, in a stock-for-stock transaction with FirstLink as the legal survivor. Concurrent with the Merger (completed December 22, 1999), FirstLink changed its name to USOL Holdings, Inc. The Merger was completed on December 22, 1999.

     The Merger was accounted for as a reverse merger under the purchase method of accounting. Accordingly, the legal form of the transaction has been ignored and Holdings has been treated as the accounting acquirer. The excess of purchase price over the fair market value of FirstLink's net assets has been recorded as goodwill and is being amortized over a 10-year period. The purchase price of $32,051,611 was allocated as follows:

          Current assets..........       $   2,466,584
          Fixed assets............           1,648,060
          Current liabilities.....            (803,968)
          Capital leases..........            (177,277)
          Other liabilities.......             (50,700)
          Goodwill................          29,057,912
                                         -------------
                                         $  32,051,611
                                         =============

     Holdings was formed on May 12, 1999 for the purpose of acquiring entities providing telecommunications, cable television, Internet access and other services to residents of MDUs. On July 21, 1999, Holdings, through its subsidiary USOL, Inc., purchased substantially all of the assets and certain liabilities of U.S. OnLine Communications, Inc. ("US OnLine"). US OnLine provided telecommunications and cable television services to residents of MDUs in Texas, Virginia and Colorado. Pursuant to the asset purchase agreement, Holdings exchanged 750,000 shares of Holdings' common stock valued at $2.00 per share, warrants to purchase 1,500,000 shares of Holdings' common stock at an exercise price of $5.50 per share, and $845,000 of cash. The Company valued the warrants, using the Black-Scholes pricing model, at approximately $1,324,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock price of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The total purchase price was $3,669,800. The acquisition was accounted for under the purchase method of accounting with the purchase price allocated as follows:

          Current assets..........       $   2,357,577
          Fixed assets............          13,648,334
          Other assets............           1,029,117
          Current liabilities.....         (16,823,702)
          Minority interest.......            (236,413)
          Goodwill................           3,694,887
                                         -------------
                                         $   3,669,800

     Also on July 21, 1999, Holdings through its subsidiary TRC, purchased certain assets and contract rights from GMAC Commercial Mortgage Corporation ("GMACCM"). Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. Holdings' valued this warrant, using the Black-Scholes pricing model, at approximately $343,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock price of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The acquisition was accounted for as a purchase with the entire purchase price being recorded as goodwill.

     The purchase price allocation for these acquisitions is preliminary and further refinements may be made in accordance with generally accepted accounting principles.

     The table below reflects the unaudited combined results of US OnLine, the Company's accounting predecessor, and FirstLink for the three months ended March 31, 1999:


                                                  US OnLine         FirstLink
                                               (Preacquisition)    (Premerger)        Combined
                                               ----------------    -----------        --------
Revenues..................................       $  1,410,915       $   326,813    $  1,737,728
Loss from operations......................           (840,533)         (445,839)     (1,286,372)
Loss before minority interest.............         (1,916,402)         (421,916)     (2,338,318)
Net loss..................................         (1,913,751)         (421,916)     (2,335,667)



     Financial statements for the three months ended March 31, 1999 for US OnLine are included elsewhere in this Form 10-QSB.

(3)  Write-down of Capitalized Software Costs

     On March 31, 2000, the Company signed a five-year agreement with CSG Systems, Inc. ("CSG") to outsource its billing and customer care system. As a result, the Company wrote off $1,870,551 of previously capitalized software development costs associated with the in-house build of the Company's next generation billing and customer care system, which will not be utilized.

(4)  Stock Compensation Expense

     In connection with the hiring of a certain officer in January 2000, the Company issued options to acquire 150,000 shares of common stock at $3.50 per share with 20% vesting immediately and the remaining 80% vesting over three years. As the exercise price of these options was below that of the fair market value on the date of grant, the Company recorded deferred compensation of $540,000 and recognized stock compensation expense of $135,000 for such options during the period ended March 31, 2000.

(5)      Segment Disclosure

     The Company's operations are classified into two reportable business segments: USOL and TRC. The Company's two reportable business segments are managed separately based on fundamental differences in their operations.

     USOL provides integrated telecommunications services including local and long-distance telephone, enhanced calling features, cable television and Internet access to residents of multi-family apartment complexes and condominiums in Texas, Oregon, Virginia and Colorado.

     TRC provides a range of move-in and lifestyle enhancement services for the residential real estate industry and other affinity groups utilizing the Internet.

     The operating results by business segment were as follows for the period ended March 31, 2000:



                                                USOL, Inc.                  TRC              Consolidated
                                               ------------            ------------          ------------
Revenues                                       $  2,258,445            $      3,068          $  2,261,513
Segment profit (loss)                            (4,423,464)               (747,159)           (5,170,623)
Total assets                                     64,352,586               3,398,996            67,751,582
Capital expenditures                              2,782,240                 403,716             3,185,956
Depreciation and amortization                     1,481,555                  86,373             1,567,928



(6)  loss Per Common Share

     Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding. The calculation of basic and diluted loss per common share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.



                        U.S. ONLINE COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                           For the Three Months Ended
                                 March 31, 1999
                                    (Note 2)


REVENUES                                                                 $   1,410,915
                                                                         -------------

OPERATING EXPENSES:
   Operating                                                                 1,048,523
   Selling, general and administrative                                         791,184
   Depreciation and amortization                                               411,741
                                                                         -------------

             Total expenses                                                  2,251,448
                                                                         -------------

LOSS FROM OPERATIONS                                                          (840,533)
                                                                         -------------

OTHER:

   Interest expense                                                         (1,054,993)
   Other expense, net                                                          (20,876)
                                                                         -------------

             Total other                                                    (1,075,869)
                                                                         -------------

LOSS BEFORE MINORITY INTEREST                                               (1,916,402)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                          2,651
                                                                         -------------

             Net loss                                                    $  (1,913,751)
                                                                         =============


     See accompanying notes to condensed consolidated financial statements.



                        U.S. ONLINE COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                           For the Three Months Ended
                                 March 31, 1999
                                    (Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $  (1,913,751)
   Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                              941,180
    Minority interest                                                                           (2,651)
    Accretion of deferred compensation                                                          25,781
    Changes in operating assets and liabilities-
      Restricted cash                                                                          352,071
      Accounts receivable, net                                                                 154,943
      Other current assets                                                                     (12,217)
      Accounts payable and accrued expenses                                                    405,485
      Deferred revenue                                                                         (27,238)
                                                                                         -------------

              Net cash used in operating activities                                            (76,397)
                                                                                         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (201,243)
                                                                                         -------------

              Net cash used in investing activities                                           (201,243)
                                                                                         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                                275,000
                                                                                         -------------

              Net cash provided by financing activities                                        275,000
                                                                                         -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                           (2,640)

CASH AND CASH EQUIVALENTS, beginning of period                                               1,007,988
                                                                                         -------------

CASH AND CASH EQUIVALENTS, end of period                                                 $   1,005,348
                                                                                         =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                                $    317,615


     See accompanying notes to condensed consolidated financial statements.

                        U.S. ONLINE COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

(1)  Unaudited Condensed Financial Statements

     The financial statements included herein have been prepared by U.S. OnLine Communications, Inc. ("US OnLine") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although US OnLine believes that the disclosures included herein are adequate to make the information presented not misleading. A description of US OnLine's accounting policies and other financial information is included in the audited financial statements as filed with the Securities and Exchange Commission in USOL Holdings, Inc.'s Annual Report on Form 10-KSB.

     The financial statements and related notes for the three months ended March 31, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of US OnLine.

(2)  Business Organization and Basis of Presentation

    US OnLine and its 50% owned subsidiary, U.S.-Austin Cable Associates I, Ltd. ("USAC") (collectively referred to herein as "US USAC"), provided integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums in Texas, Virginia and Colorado. The services were provided to the tenants in accordance with long-term operating agreements between US USAC and the property owners under which the property owners received royalties from the telecommunication revenues generated from their properties. The agreements provided the tenants with the option to use either US USAC or the local telephone and long-distance carriers for telephone services. Tenants who subscribed to cable television had to utilize US USAC. In July 1999, the Company sold substantially all its assets and certain liabilities. As such, US USAC is no longer providing the services described above.

    US OnLine was incorporated March 5, 1998, by the management of U.S. OnLine Communications L.L.C. (the "LLC") for the purpose of acquiring substantially all of the assets and certain of the liabilities of the LLC. This transaction was consummated on July 21, 1998. US OnLine issued 800,000 shares of its common stock and a $3 million note to acquire certain assets and liabilities of approximately $17,166,000 and $17,985,000, respectively, of the LLC. The assets acquired included the 50 percent interest held by the LLC in USAC. In accordance with generally accepted accounting principles, US OnLine recorded the purchased assets and liabilities at the LLC's historical cost since US OnLine and the LLC are entities under common control.

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

General

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Financial Statements and the Notes thereto of the Company and US OnLine, the Company's predecessor, included elsewhere in this Quarterly Report.

Overview

     We provide bundled telecommunications and Internet services to residents of multi-family apartment and condominium complexes. Services provided include cable television and enhanced local and long-distance telephone services and high-speed Internet access. As of March 31, 2000, the Company passed 23,430 cable, 11,343 phone and 2,963 Internet units in Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C. The Company had 15,429 cable, 4,639 telephone and 177 Internet subscribers, respectively.

     For purposes of management's discussion and analysis of results of operations, the results for the three months ended March 31, 1999 are those of the Company's predecessor, US OnLine.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The Company  reported a net loss of  $5,170,623  for the three months ended
March 31, 2000 compared to a net loss of $1,913,751 for the same period of the prior year. The increase in net loss is attributable to a one-time write-down of capitalized software costs in 2000 of $1,870,551, increased depreciation and amortization expenses (primarily amortization of goodwill) and increased operating and selling, general and administrative expenses.

     Revenue increased $850,598 or 60% for the three months ended March 31, 2000 compared to the same period of the prior year. The increase in revenue is due to an increase in operational passings, which is primarily the result of the Company operating in two additional markets (Portland and Houston) in 2000 compared to 1999.

     Operating expense increased $675,311 or 64% for the three months ended March 31, 2000 compared to the same period of the prior year. The increase in operating expense between periods is primarily due to the increase in operational passings and markets between periods. Operating expense was 76% of revenue for the three-month period in 2000 compared to 74% in the same period of the prior year.

     Selling, general and administrative expense increased $1,308,410 or 165% for the three months ended March 31, 2000 compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increases in payroll costs, travel and entertainment expenses, royalties and increases in other costs directly related to the Company's public status in 2000 such as legal, accounting, investor relations and insurance. Selling, general and administrative expense was 93% of revenue for the three months ended March 31, 2000 compared to 56% for the same period of the prior year.

     Depreciation and amortization expense increased $1,156,187 or 281% for the three months ended March 31, 2000 compared to the same period of the prior year. The increase in depreciation and amortization expense resulted primarily from goodwill amortization in 2000 that was not incurred in 1999. Depreciation and amortization expense was 69% of revenue for the three months ended March 31, 2000 compared to 29% for the same period of the prior year.

     The Company had other income of $45,174 during the three months ended March 31, 2000 compared to other expense of $1,075,869 during the same period of the prior year. The increase in other income between periods is the combined result of the Company having higher cash balances in 2000 when compared to 1999, as well as the Company having certain interest bearing debt securities in 1999 that were not outstanding in 2000.

Liquidity and Capital Resources

     At March 31, 2000, the Company had $8,039,240 of cash and cash equivalents compared to $13,637,511 at December 31, 1999. Net cash of $2,872,631 was used in operating activities for the three months ended March 31, 2000, which was a result of the Company's net loss for the period and a decrease in accrued liabilities, offset by noncash charges related to depreciation, amortization, the write-down of certain capitalized software costs and stock compensation expense.

     Net cash of $3,233,214 was used in investing activities, which was the result of purchases of property and equipment related to new passings and capitalized software costs.

     Net cash of $507,574 was provided by financing activities, which consisted of proceeds from the exercise of stock options and warrants offset by principal payments under capital leases.

     As more fully described elsewhere in this Form 10-QSB, we have two separate and distinct businesses with USOL and TRC. We believe that our cash on hand and available proceeds from the Company's credit facility (the "Facility") should be sufficient to fund the activities of USOL for at least the next 12 months.
However, an integral part of the USOL business plan is to grow through acquisitions. Should we find acquisition opportunities that are either larger in magnitude or in number than our business plan anticipates, then additional funding may be required sooner than planned.

     The Facility allows us to borrow up to $35 million for a two-year period commencing January 1, 2000 and ending December 31, 2001, at which time it will convert to a five-year term loan. The Facility bears interest at our option at an annual rate of prime plus 2.75% or LIBOR plus 3.75%. Borrowings cannot take place under the Facility until we have used all of the proceeds from the preferred stock sale. We anticipate that this will occur in the second quarter of 2000. The Facility is secured by all of the assets of the Company, excluding TRC. At March 31, 2000, there were no borrowings under the Facility.

     The Facility limits the amount of funding that can be provided to TRC from the preferred stock and Facility proceeds to an aggregate of $2,000,000. As of March 31, 2000, we had provided approximately $1,951,000 of funding to TRC under an intercompany note agreement. We have received an amendment from the lenders that temporarily increases the TRC funding cap to $3,000,000 until August 2000, which should be sufficient to finance TRC's activities through June 30, 2000. Accordingly, TRC will require additional funding in order to execute its business plan. The amount of funding required to execute the TRC business plan is still being determined and is dependent upon numerous variables. Management expects that approximately $20 million to $30 million in funding will be required over the next 18 to 24 months to execute the TRC business plan. Any delays in raising the required funding will delay executing the TRC business plan, which could adversely impact TRC and the Company. Because of the funding limitation set forth in the Facility, management does not expect TRC to have an immediately significant impact on the liquidity or capital resources of the Company.

     We are currently negotiating with Newman & Associates, Inc. ("Newman"), a subsidiary of GMACCM, to loan TRC $5 million with the proceeds to be used to provide interim financing for TRC, as well as to repay any funding to TRC from USOL in excess of $2 million. We believe that the proceeds from the contemplated loan will be adequate to fund TRC for a period of at least six months.

     In order the adequately capitalize TRC beyond the next six-month period, we are contemplating a private placement of TRC stock in the second or third quarter of 2000. The Company is currently conducting negotiations with investment bankers regarding such an offering.

     We maintain various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit us to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. We also have agreements with certain cable providers to purchase bulk cable signal at some of our properties. The agreements provide for us to pay fixed monthly amounts regardless of the number of customers we have at the properties. As of December 31, 1999, the fixed minimum charges for all noncancelable agreements over the life of the agreements was $2,515,635. Additionally, we are planning on upgrading and consolidating telephone switches during 2000 in Austin, Dallas/Ft. Worth and San Antonio, at an anticipated costs of $450,000.

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

Adoption of New Accounting Standards

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the first quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operations.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material existing or pending legal proceedings to which the Company is a party.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          -    27 Financial Data Schedule

     (b)  Reports on Form 8-K

          -    Form 8-K dated January 6, 2000 regarding Items 1, 2, 4 and 7.

          - Form 8-K dated March 6, 2000 regarding Items 7 (Unaudited Pro-Forma Condensed Consolidated Financial Information)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      USOL HOLDINGS, INC.


                                                      By: /s/ Robert G. Solomon
                                                          ---------------------
                                                          Robert G. Solomon, CEO