Form 10QSB
period 2000-06-30
USOL HOLDINGS INC
filed 2000-08-11
CIK 1035271

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

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to __________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     As of August 10, 2000 the Registrant had 7,803,161 shares of its no par value Common Stock outstanding.

================================================================================

                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
        PART I                              FINANCIAL INFORMATION

                Item 1.                     Financial Statements--USOL Holdings, Inc.
                                            Condensed Consolidated Balance Sheets as of
                                            June 30, 2000 and December 31, 1999...............................      3
                                            Condensed Consolidated Statements of Operations for the
                                            Three and Six Months Ended June 30, 2000 and 1999.................      4
                                            Condensed Consolidated Statements of Cash Flows for the
                                            Six Months Ended June 30, 2000 and 1999...........................      5
                                            Notes to Condensed Consolidated Financial Statements..............      6

                                            Financial Statements--U.S. OnLine Communications, Inc.
                                            Condensed Consolidated Statement of Operations for the
                                            Three and Six Months Ended June 30, 1999..........................      9
                                            Condensed Consolidated Statement of Cash Flows for the Six
                                            Months Ended June 30, 1999........................................     10
                                            Notes to Condensed Consolidated Financial Statements..............     11

                Item 2.                     Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations................................    12
                                            Forward-Looking Statements.........................................    12
                                            General............................................................    12
                                            Overview...........................................................    12
                                            Three Months Ended June 30, 2000 Compared to
                                            Three Months Ended June 30, 1999...................................    12
                                            Six Months Ended June 30, 2000 Compared to
                                            Six Months Ended June 30, 1999.....................................    13
                                            Liquidity and Capital Resources....................................    13

                Item 3.                     Quantitative and Qualitative Disclosures about
                                            Market Risk........................................................    15

        PART II                             OTHER INFORMATION

                Item 1.                     Legal Proceedings..................................................    15

                Item 2.                     Changes in Securities..............................................    15

                Item 3.                     Defaults Upon Senior Securities....................................    15

                Item 4.                     Submission of Matters to a Vote of Security Holders................    15

                Item 5.                     Other Information..................................................    15

                Item 6.                     Exhibits and Reports on Form 8-K...................................    15

                Signatures......................................................................................   16

                                       2


                               USOL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       June 30, 2000 and December 31, 1999

                                                                                                June 30,         December 31,
                                                                                                  2000              1999
                                                 ASSETS                                  -----------------  ------------------
                                                                                             (Unaudited)
                 Current assets:
                   Cash and cash equivalents......................................       $      3,570,881   $     13,637,511
                   Accounts receivable, net of allowance for doubtful
                     accounts of $272,151 and $146,721 at June 30, 2000
                     and December 31, 1999, respectively..........................                810,291            535,262
                   Notes receivable, related parties..............................                162,657            102,742
                   Supply inventory...............................................              1,129,562            818,837
                   Other current assets...........................................                510,746            221,609
                                                                                         ----------------   ----------------
                           Total current assets...................................              6,184,137         15,315,961

                 Property and equipment, net......................................             19,493,297         16,458,736

                 GOODWILL AND OTHER INTANGIBLES, net                                           35,977,585         35,159,285

                 DEFERRED LOAN COSTS, net                                                       1,670,150          1,780,903

                 Other assets.....................................................                345,166          4,210,588
                                                                                         ----------------   ----------------

                           Total assets...........................................       $     63,670,335   $     72,925,473
                                                                                         ================   ================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current liabilities:
                   Accounts payable...............................................       $        788,728   $      1,369,636
                   Accrued liabilities............................................              1,608,559          2,416,239
                   Current portion of capital lease obligations...................                527,317            601,784
                   Preferred dividends payable....................................              1,110,000          1,973,333
                   Deferred revenue...............................................                631,613            419,262
                   Related-party payable..........................................                294,857            294,857
                                                                                         ----------------   ----------------
                           Total current liabilities..............................              4,961,074          7,075,111
                                                                                         ----------------   ----------------

                 CAPITAL LEASE OBLIGATIONS, less current portion..................              1,500,033          1,749,818
                                                                                         ----------------   ----------------

                 OTHER LONG-TERM LIABILITIES......................................                 59,298             48,666
                                                                                         ----------------   ----------------

                 COMMITMENTS AND CONTINGENCIES

                 MINORITY INTEREST................................................                 77,942             58,504
                                                                                         ----------------   ----------------

                 STOCKHOLDERS' EQUITY:
                   Convertible preferred stock, no par value; 5,000,000 shares authorized--
                     Series A, 1,325,000 shares issued and outstanding;
                        liquidation preference of $33,125,000.....................             30,675,361         30,675,361
                     Series B, 155,000 shares issued and outstanding;
                        liquidation preference of $3,875,000......................              3,588,439          3,588,439
                   Common stock, no par value; 50,000,000 shares authorized,
                        7,675,376 and 6,892,668 shares issued and outstanding
                        at June 30, 2000 and December 31, 1999, respectively......             41,428,647         36,735,911
                   Deferred compensation..........................................               (724,977)          (344,201)
                   Accumulated deficit............................................            (17,895,482)        (6,662,136)
                                                                                         ----------------   ----------------
                           Total stockholders' equity.............................             57,071,988         63,993,374
                                                                                         ----------------   ----------------
                           Total liabilities and stockholders' equity.............       $     63,670,335   $     72,925,473
                                                                                         ================   ================


     See accompanying notes to condensed consolidated financial statements.



                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       For the Three and Six Months Ended
                             June 30, 2000 and 1999
                                    (Note 2)

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                -----------------------------    -----------------------------
                                                                     2000            1999            2000             1999
                                                                -------------   -------------    --------------  -------------
              Revenue........................................   $   2,460,587   $          --    $    4,722,100  $          --
                                                                -------------   -------------    --------------  -------------

              Expenses:
                Operating....................................       2,475,122              --         4,198,956             --
                Selling, general and administrative..........       1,955,450              --         4,055,044             --
                Depreciation and amortization................       1,632,349              --         3,200,277             --
                Stock compensation expense...................         149,020         849,575           351,448        849,575
                Write-down of capitalized software costs.....              --              --         1,870,551             --
                                                                -------------   -------------    --------------  -------------
                        Total operating expenses.............       6,211,941         849,575        13,676,276        849,575
                                                                -------------   -------------    --------------  -------------
                        Loss from operations.................      (3,751,354)       (849,575)       (8,954,176)      (849,575)
                                                                -------------   -------------    --------------  -------------

              Other INCOME (EXPENSE):
                Interest, net................................         (19,240)             --            25,934             --
                Loss on disposal of assets...................         (56,144)             --           (56,144)            --
                                                                -------------   -------------    --------------  -------------
                                                                      (75,384)             --           (30,210)            --
                                                                -------------   -------------    --------------- -------------
              LOSS BEFORE MINORITY INTEREST..................      (3,826,738)       (849,575)       (8,984,386)      (849,575)

              MINORITY INTEREST IN INCOME OF
                SUBSIDIARY...................................         (15,986)             --           (28,960)            --
                                                                -------------   -------------   ---------------  -------------

                        Net loss.............................   $  (3,842,724)  $    (849,575)   $   (9,013,346) $    (849,575)
                                                                =============   =============    ==============  =============

              PREFERRED STOCK DIVIDENDS......................      (1,110,000)             --        (2,220,000)            --
                                                                -------------   -------------    --------------  -------------

              LOSS ATTRIBUTABLE TO COMMON
                SHAREHOLDERS.................................   $  (4,952,724)  $    (849,575)   $  (11,233,346) $    (849,575)
                                                                =============   =============    ==============  =============

              PER SHARE AMOUNTS:.............................
                Basic and diluted loss per common share......   $        (.65)  $       (2.00)   $        (1.50) $       (2.00)
                                                                =============   =============    ==============  =============
                Basic and diluted weighted average
                  common shares..............................       7,642,192         425,000         7,492,205        425,000
                                                                =============   =============    ==============  =============


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                            For the Six Months Ended
                             June 30, 2000 and 1999
                                    (Note 2)

                                                                                           2000            1999
                                                                                     -------------- --------------
                     Cash flows from operating activities:

                       Net loss.................................................     $  (9,013,346) $    (849,575)
                       Adjustments to reconcile net loss to net cash used in
                         operating activities--
                           Depreciation and amortization........................         3,200,277             --
                           Stock compensation expense...........................           351,448        849,575
                           Write-down of capitalized software costs.............         1,870,551             --
                           Minority interest....................................            28,960             --
                           Changes in assets and liabilities--
                              Accounts receivable...............................          (275,029)            --
                              Other assets......................................          (568,454)            --
                              Accounts payable and accrued liabilities..........        (1,388,587)            --
                              Deferred revenue and other........................           222,846             --
                                                                                     -------------  -------------
                                   Net cash used in operating activities........        (5,571,334)            --
                                                                                     -------------  -------------

                     Cash flows from investing activities:
                       Purchases of property, equipment and other...............        (4,969,334)            --
                       Loans to related parties, net............................           (57,258)            --
                                                                                     -------------  -------------
                                   Net cash used in investing activities........        (5,026,592)            --
                                                                                     -------------  -------------

                     Cash flows from financing activities:
                       Principal payments under capital leases..................          (324,252)            --
                       Proceeds from the exercise of stock options and
                         warrants...............................................           877,178             --
                       Deferred loan costs......................................           (21,630)            --
                       Proceeds from the sale of common stock...................                --            425
                                                                                     -------------  -------------
                                   Net cash provided by financing activities....           531,296            425
                                                                                     -------------  -------------
                                   Net decrease in cash and cash equivalents....       (10,066,630)           425
                     Cash and cash equivalents, beginning of period.............        13,637,511             --
                                                                                     -------------  -------------
                     Cash and cash equivalents, end of period...................     $   3,570,881  $         425
                                                                                     =============  =============

                     Supplemental DISCLOSURE OF cash flow information:
                         Cash paid for interest.................................     $     368,612  $          --
                         Deferred compensation..................................           540,000             --
                         Accretion of dividends on preferred stock..............         2,220,000             --
                         Issuance of common stock as payment of preferred
                            stock dividends.....................................         3,083,333             --


     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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

     The financial statements and related notes as of June 30, 2000, and for the three and six months ended June 30, 2000 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(2)  Business Organization and Basis of Presentation

     USOL Holdings, Inc. (formerly FirstLink Communications, Inc.), an Oregon corporation, its wholly owned subsidiary USOL, Inc. ("USOL"), and USOL's 50 percent owned subsidiary, U.S. Austin Cable Association I, Ltd. ("USAC") (collectively referred to herein as the "Company"), provide integrated telecommunications services including local telephone, long distance telephone, enhanced calling features, cable television and high-speed Internet access to residents of multi-family apartment complexes and condominiums ("MDUs") in Texas, Oregon, Virginia and Colorado. The services are provided to the tenants in accordance with long-term operating agreements between the Company and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either the Company or the local telephone and long distance carriers for telephone services and Internet access. Tenants desiring to subscribe to cable television are generally required to subscribe to the Company's services.

     USOL, Inc. also wholly owns TheResidentClub, Inc. ("TRC"), a business that develops Internet platforms that provide a range of private-labeled online solutions for MDU communities and other residential markets.

     On December 15, 1999, the  shareholders of FirstLink  Communications,  Inc.
("FirstLink") approved a merger (the "Merger") with USOL Holdings, Inc. ("Holdings"), a Delaware corporation, in a stock-for-stock transaction with FirstLink as the legal survivor. Concurrent with the Merger, FirstLink changed its name to USOL Holdings, Inc. The Merger was completed on December 22, 1999.

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

Current assets..........       $   2,466,584
Fixed assets............           1,558,060
Current liabilities.....            (802,968)
Capital leases..........            (177,277)
Other liabilities.......             (50,700)
Goodwill................          29,057,912
                               -------------
                               $  32,051,611
                               =============

     Holdings was formed on May 12, 1999 for the purpose of acquiring entities providing telecommunications, cable television, Internet access and other services to residents of MDUs. On July 21, 1999, Holdings, through its subsidiary USOL, Inc. ("USOL"), purchased substantially all of the assets and certain liabilities of U.S. OnLine Communications, Inc. ("US OnLine"). US OnLine provided telecommunications and cable television services to residents of MDUs in Texas, Virginia and Colorado. Pursuant to the asset purchase agreement, Holdings exchanged 750,000 shares of Holdings' common stock valued at $2.00 per share, warrants to purchase 1,500,000 shares of Holdings' common stock at an exercise price of $5.50 per share, and $845,000 of cash. The Company valued the warrants, using the Black-Scholes pricing model, at approximately $1,324,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock price of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The total purchase price was $3,669,800. The acquisition was accounted for under the purchase method of accounting with the purchase price allocated as follows:

Current assets..........       $   2,357,577
Fixed assets............          13,648,334
Other assets............           1,029,117
Current liabilities.....         (16,823,702)
Minority interest.......            (236,413)
Goodwill................           3,694,887
                               -------------
                               $   3,669,800
                               =============

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

     The table below reflects the unaudited combined results of US OnLine, the Company's accounting predecessor, and FirstLink for the six months ended June 30, 1999:


                                                  US OnLine           FirstLink
                                               (Preacquisition)      (Premerger)     Combined
                                               ----------------     ------------   -------------
Revenues..................................       $  2,831,079       $   676,415    $  3,507,494
Loss from operations......................         (1,650,765)         (803,926)     (2,454,691)
Loss before minority interest.............         (3,451,406)         (754,188)     (4,205,594)
Net loss..................................         (3,448,992)         (754,188)     (4,203,180)


     Financial statements for the three and six months ended June 30, 2000 for US OnLine are included elsewhere in this Form 10-QSB.

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

(4)  Segment Disclosure

     The Company's operations are classified into two reportable business segments: USOL and TRC. The Company's two reportable business segments are managed separately based on fundamental differences in their operations.

     USOL provides integrated telecommunications services including local and long-distance telephone, enhanced calling features, cable television and high-speed Internet access to residents of multi-family apartment complexes and condominiums in Texas, Oregon, Virginia and Colorado.

     TRC develops Internet platforms that provide a range of private labeled online solutions for MDU communities and other residential markets.

     The operating results by business segment were as follows for the six months ended June 30, 2000:


                                                USOL, Inc.                  TRC              Consolidated
                                               -------------           -------------         -------------
Revenues...........................            $  4,717,765            $      4,335          $  4,722,100
Segment net loss...................              (7,262,701)             (1,750,645)           (9,013,346)
Total assets.......................              59,754,676               3,915,659            63,670,335
Capital expenditures...............               4,076,594                 892,740             4,969,334
Depreciation and amortization......               3,025,995                 174,282             3,200,277


(5)  loss Per Common Share

     Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding. The calculation of basic and diluted loss per common share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The following common stock equivalents were excluded from diluted net loss per share calculations, as their net effect would have been antidilutive:


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                 ---------------------------        ---------------------------
                                                   2000              1999             2000              1999
                                                 ----------        ---------        ----------      -----------
Preferred stock shares as converted....          18,500,000               --        18,500,000               --
Common stock warrants..................           3,106,863               --         3,106,863               --
Stock options--
  Shares...............................           2,234,667               --         2,234,667               --
  Weighted average price...............               $2.21               --             $2.21               --




                        U.S. ONLINE COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       For the Three and Six Months Ended
                                  June 30, 1999

                                    (Note 2)

                                              Three Months    Six Months Ended
                                                  Ended       ----------------
                                              June 30, 1999    June 30, 1999
                                              -------------   ----------------
REVENUES...............................        $  1,420,164     $  2,831,079
                                               ------------     ------------

OPERATING EXPENSES:
   Operating...........................           1,052,216        2,100,739
   Selling, general and administrative.             763,623        1,554,807
   Depreciation and amortization.......             414,557          826,298
                                               ------------     ------------

         Total expenses................           2,230,396        4,481,844
                                               ------------     ------------

LOSS FROM OPERATIONS...................            (810,232)      (1,650,765)
                                               ------------     ------------

OTHER:

   Interest expense....................            (667,949)      (1,722,942)
   Other expense, net..................             (56,823)         (77,699)
                                               ------------     ------------

         Total other...................            (724,772)      (1,800,641)
                                               ------------     ------------

LOSS BEFORE MINORITY
  INTEREST.............................          (1,535,004)      (3,451,406)

MINORITY INTEREST IN
  (INCOME) LOSS OF
   SUBSIDIARY..........................                (237)           2,414
                                               ------------     ------------

         Net loss......................        $ (1,535,241)    $ (3,448,992)
                                               ============     ============


     See accompanying notes to condensed consolidated financial statements.


                        U.S. ONLINE COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                            For the Six Months Ended
                                  June 30, 1999

                                    (Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.........................................................................     $  (3,448,992)
   Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization...................................................         1,411,538
    Minority interest...............................................................            (2,414)
    Accretion of deferred compensation..............................................            51,563
    Changes in operating assets and liabilities-
      Restricted cash...............................................................           352,071
      Accounts receivable, net......................................................           164,585
      Other current assets..........................................................           (60,229)
      Accounts payable and accrued expenses.........................................           876,327
      Deferred revenue..............................................................           (25,966)
                                                                                         -------------

              Net cash used in operating activities.................................          (681,517)
                                                                                         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................................          (443,515)
                                                                                         -------------

              Net cash used in investing activities.................................          (443,515)
                                                                                         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt.......................................................          (145,100)
   Proceeds from short-term notes payable...........................................         1,475,000
                                                                                         -------------

              Net cash provided by financing activities.............................         1,329,900
                                                                                         -------------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................           204,868

CASH AND CASH EQUIVALENTS, beginning of period......................................         1,007,988
                                                                                         -------------

CASH AND CASH EQUIVALENTS, end of period............................................     $   1,212,856
                                                                                         =============



     See accompanying notes to condensed consolidated financial statements.

                        U.S. ONLINE COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

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

     The financial statements and related notes as of June 30, 1999 and for the three and six months ended June 30, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of US OnLine.

(2)  Business Organization and Basis of Presentation

    US OnLine and its 50% owned subsidiary, U.S.-Austin Cable Associates I, Ltd. ("USAC") (collectively referred to herein as "US OnLine"), provided integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums in Texas, Virginia and Colorado. The services were provided to the tenants in accordance with long-term operating agreements between US OnLine and the property owners under which the property owners received royalties from the telecommunication revenues generated from their properties. The agreements provided the tenants with the option to use either US OnLine or the local telephone and long-distance carriers for telephone services. Tenants who subscribed to cable television had to utilize US OnLine. In July 1999, the Company sold substantially all its assets and certain liabilities. As such, US OnLine is no longer providing the services described above.

    US OnLine was incorporated March 5, 1998, by the management of U.S. OnLine Communications L.L.C. (the "LLC") for the purpose of acquiring substantially all of the assets and certain of the liabilities of the LLC. This transaction was consummated on July 21, 1998. US OnLine issued 800,000 shares of its common stock and a $3 million note to acquire certain assets and liabilities of approximately $17,166,000 and $17,985,000, respectively, of the LLC. The assets acquired included the 50 percent interest held by the LLC in USAC. In accordance with generally accepted accounting principles, US OnLine recorded the purchased assets and liabilities at the LLC's historical cost since US OnLine and the LLC were entities under common control.

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

Overview

     Through USOL, we provide bundled telecommunications services to residents of multi-family apartment and condominium complexes. Services provided include cable television and enhanced local and long-distance telephone services and high-speed Internet access. As of June 30, 2000, the Company passed 24,521 cable, 12,027 phone and 4,197 Internet units in Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C. A passing is an apartment unit capable of receiving a respective service. The Company had 16,056 cable, 5,111 telephone and 286 Internet subscribers, respectively. Through TRC, we develop Internet platforms to provide a range of private labeled online solutions for MDU communities and other residential markets. To date, TRC revenues have been nominal.

     For purposes of management's discussion and analysis of results of operations, the results for the six months ended June 30, 1999 are those of the Company's predecessor, US OnLine.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     The Company  reported a net loss of  $4,952,724  for the three months ended
June 30, 2000 compared to a net loss of $1,535,241 for the same period of the prior year. The increase in net loss is attributable to increased depreciation and amortization expenses (primarily amortization of goodwill) as well as increased selling, general and administrative expenses.

     Revenue increased $1,040,423 or 73% for the three months ended June 30, 2000 compared to the same period of the prior year. The increase in revenue is due to an increase in operational passings, which is primarily the result of the Company operating in two additional markets (Portland and Houston) in 2000 compared to 1999.

     Operating expense increased $1,422,906 or 135% for the three months ended June 30, 2000 compared to the same period of the prior year. The increase in operating expense between periods is primarily due to the addition of two new markets between periods, as well as increases in cable programming, leased local telephony circuits and wholesale long-distance minutes, all associated with the increase in revenue. Operating expense was 101% of revenue for the three-month period in 2000 compared to 74% in the same period of the prior year.

     Selling, general and administrative expense increased $1,191,827 or 156% for the three months ended June 30, 2000 compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increases in payroll costs, travel expense, royalties, costs associated with TRC, and increases in other costs directly related to the Company's public status in 2000 such as legal, accounting, investor relations and insurance. Selling, general and administrative expense was 79% of revenue for the three months ended June 30, 2000 compared to 54% for the same period of the prior year.

     Depreciation and amortization expense increased $1,217,792 or 294% for the three months ended June 30, 2000 compared to the same period of the prior year. The increase in depreciation and amortization expense resulted primarily from goodwill amortization in 2000 that was not incurred in 1999. Depreciation and amortization expense was 66% of revenue for the three months ended June 30, 2000 compared to 29% for the same period of the prior year.

     The Company had other expense of $75,384 during the three months ended June 30, 2000 compared to $724,772 during the same period of the prior year. The decrease in other expense between periods is primarily the result of the Company having certain interest bearing debt instruments outstanding in 1999 that did not exist in 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     The Company reported a net loss of $9,013,346 for the six months ended June 30, 2000 compared to a net loss of $3,448,992 for the same period of the prior year. The increase in net loss is attributable to a one-time write-down of capitalized software costs in 2000 of $1,870,551, increased depreciation and amortization expenses (primarily amortization of goodwill) and increased selling, general and administrative expenses.

     Revenue increased $1,891,021 or 67% for the six months ended June 30, 2000 compared to the same period of the prior year. The increase in revenue is due to an increase in operational passings, which is primarily the result of the Company operating in two additional markets (Portland and Houston) in 2000 compared to 1999.

     Operating expense increased $2,098,217 or 100% for the six months ended June 30, 2000 compared to the same period of the prior year. The increase in operating expense between periods is primarily due to the addition of two new markets between periods, as well as increases in cable programming, leased local telephony circuits and wholesale long-distance minutes, all associated with the increase in revenue. Operating expense was 89% of revenue for the six-month period in 2000 compared to 74% in the same period of the prior year.

     Selling, general and administrative expense increased $2,500,237 or 161% for the six months ended June 30, 2000 compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increases in payroll costs, travel expenses, royalties, costs associated with TRC, and increases in other costs directly related to the Company's public status in 2000 such as legal, accounting, investor relations and insurance. Selling, general and administrative expense was 86% of revenue for the six months ended June 30, 2000 compared to 55% for the same period of the prior year.

     Depreciation and amortization expense increased $2,373,979 or 287% for the six months ended June 30, 2000 compared to the same period of the prior year. The increase in depreciation and amortization expense resulted primarily from goodwill amortization in 2000 that was not incurred in 1999. Depreciation and amortization expense was 68% of revenue for the six months ended June 30, 2000 compared to 29% for the same period of the prior year.

     The Company had other expense of $30,210 during the six months ended June 30, 2000 compared to $1,800,641 during the same period of the prior year. The reduction in other expense between periods is the combined result of the Company having higher cash balances in 2000 when compared to 1999 (resulting in interest income), as well as the Company having certain interest bearing debt instruments in 1999 that were not outstanding in 2000.

Liquidity and Capital Resources

     At June 30, 2000, the Company had $3,570,881 of cash and cash equivalents compared to $13,637,511 at December 31, 1999. Net cash of $5,571,334 was used in operating activities for the six months ended June 30, 2000, which was a result of the Company's net loss for the period combined with using approximately $2 million of working capital, offset by noncash charges related to depreciation, amortization, the write-down of certain capitalized software costs and stock compensation expense.

     Net cash of $5,026,592 was used in investing activities, which was primarily the result of purchases of property and equipment related to acquiring or building new passings.

     Net cash of $531,296 was provided by financing activities, which primarily consisted of proceeds from the exercise of stock options and warrants offset by principal payments under capital leases.

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

     The Facility allows us to borrow up to $35 million for a two-year period commencing January 1, 2000 and ending December 31, 2001, at which time it will convert to a five-year term loan. The Facility bears interest at our option at an annual rate of prime plus 2.75% or LIBOR plus 3.75%. Borrowings cannot take place under the Facility until we have used all of the proceeds from the preferred stock sale. We anticipate that this will occur in the third quarter of 2000. The Facility is secured by all of the assets of the Company, excluding TRC. At June 30, 2000, there were no borrowings under the Facility.

     After the first draw under the Facility, USOL will be dependent upon the Facility for its liquidity requirements. Our ability to borrow under the Facility will be dependent upon USOL's ability to meet the quarterly financial covenants set forth therein or, in the event(s) of noncompliance, obtain waivers or amendments from the lenders. No assurance can be given that USOL will be able to maintain compliance with the financial covenants of the Facility or, in the event of a default, that the lenders will agree to waive the default. Unless alternative financing sources were obtained, the inability to borrow under the Facility would have a material adverse effect on USOL.

     The Facility limits the amount of funding that can be provided to TRC from the preferred stock and Facility proceeds to an aggregate of $2 million, which was temporarily increased to $3 million through August 31, 2000. As of June 30, 2000, we had provided approximately $3.3 million of funding to TRC under an intercompany note agreement resulting in a technical default under the Facility. Accordingly, TRC will require funding from other sources in order to execute its business plan. The amount of funding required to execute the TRC business plan is still being determined and is dependent upon numerous variables. Management expects that approximately $20 million to $30 million in funding will be required over the next 18 to 24 months to execute the TRC business plan. Any delays in raising the required funding will delay executing the TRC business plan, which could adversely impact TRC and the Company.

     In August 2000, we signed an engagement letter (the "Agreement") with Newman & Associates, Inc. ("Newman"), a subsidiary of GMACCM, to assist us in obtaining financing for TRC and/or the Company. Pursuant to the terms of the Agreement, Newman will loan, subject to certain conditions, $5 million to TRC under a secured promissory note (the "Note"). The Note bears interest at 13% per annum, payable semi-annually on February 3 and August 3. The Note matures on August 3, 2001 and is secured by the stock and assets of TRC.

     On August 4, 2000, Newman advanced $2.5 million under the Note. Pursuant to the terms of the Facility, we utilized approximately $1.7 million of the proceeds to repay the intercompany note between USOL and TRC, thus reducing the amount funded to TRC by USOL to $2 million. As a result of the repayment, we remedied the technical default under the Facility mentioned above, bringing the Company into compliance. The ability to draw the remaining $2.5 million is subject to satisfying certain conditions.

     We believe that the remaining proceeds from the Note (assuming the ability to fully draw) should be adequate to fund TRC's operations for at least the next six months, at which time additional financing will be required. As previously mentioned above, we have retained Newman to assist us in obtaining such financing.

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

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

                                                EXHIBIT NO.       DESCRIPTION
                                                -----------    -----------------
                                                  27           - Financial Data
                                                                   Schedule

     (b) Reports

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       USOL HOLDINGS, INC.


                                                       By: /s/ Robert G. Solomon
                                                          ----------------------
                                                          Robert G. Solomon, CEO

Dated August 10, 2000