Form 10QSB
period 2000-09-30
USOL HOLDINGS INC
filed 2000-11-20
CIK 1035271

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

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

As of November 17, 2000 the Registrant had 7,925,494 shares of its no par value Common Stock outstanding.

================================================================================


                                      INDEX



PART I                    FINANCIAL INFORMATION
                                                                                  Page
                                                                                  ----
     Item 1. Financial Statements--USOL Holdings, Inc.
             Report of Independent Public Accountants..........................      3
             Condensed Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999..........................      4
             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2000 and 1999...........      5
             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999.....................      6
             Notes to Condensed Consolidated Financial Statements..............      7

             Financial Statements--U.S. OnLine Communications, Inc.
             Condensed Consolidated Statement of Operations for the Six
             Months Ended June 30, 1999........................................     12
             Condensed Consolidated Statement of Cash Flows for the Six
             Months Ended June 30, 1999........................................     13
             Notes to Condensed Consolidated Financial Statements..............     14

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................     15
             Forward-Looking Statements........................................     15
             General...........................................................     15
             Overview..........................................................     15
             Three Months Ended September 30, 2000 Compared to
             Three Months Ended September 30, 1999.............................     15
             Nine Months Ended September 30, 2000 Compared to
             Nine Months Ended September 30, 1999..............................     16
             Liquidity and Capital Resources...................................     17

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk.......................................................     18

PART II                   OTHER INFORMATION

     Item 1. Legal Proceedings.................................................     19

     Item 2. Changes in Securities.............................................     19

     Item 3. Defaults Upon Senior Securities...................................     19

     Item 4. Submission of Matters to a Vote of Security Holders...............     19

     Item 5. Other Information.................................................     19

     Item 6. Exhibits and Reports on Form 8-K..................................     19

     Signatures................................................................     20


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
USOL Holdings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of USOL Holdings, Inc. (an Oregon corporation) as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. We have also reviewed the condensed consolidated statements of operations and cash flows of the Company's predecessor (U.S. Online Communications, Inc.) for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 1999 (not presented herein) and, in our report dated February 11, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant operating losses and negative cash flows from operations, and management believes that the Company may not be in compliance with certain covenants contained in the Senior Credit Facility during the next 12-month period unless such covenants are amended. If a noncompliance is not waived or the covenants are not favorably amended, the Company's ability to borrow under the facility could be limited or the amount outstanding under the facility could be called. As a result of these matters, the Company may be unable to continue as a going concern. Management's plans to deal with these conditions are also described in Note 1. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Arthur Andersen LLP




Austin, Texas
November 15, 2000


                                         USOL HOLDINGS, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                              September 30, 2000 and December 31, 1999

                                                                           September 30,      December 31,
                                ASSETS                                   -----------------  -----------------
                                                                               2000               1999
                                                                            (Unaudited)

Current assets:
  Cash and cash equivalents......................................        $      6,065,310   $     13,637,511
  Accounts receivable, net of allowance for doubtful
    accounts of $294,457 and $146,721 at September 30, 2000
    and December 31, 1999, respectively..........................               1,006,609            535,262
  Notes receivable, related parties..............................                 166,098            102,742
  Supply inventory...............................................               1,184,513            818,837
  Other current assets...........................................                 783,975            221,609
                                                                         ----------------   ----------------
          Total current assets...................................               9,206,505         15,315,961

Property and equipment, net......................................              19,960,446         16,458,736

GOODWILL AND OTHER INTANGIBLES, net..............................              35,058,608         35,159,285

DEFERRED LOAN COSTS, net.........................................               1,804,747          1,780,903

Other assets.....................................................                 649,887          4,210,588
                                                                         ----------------   ----------------

          Total assets...........................................        $     66,680,193   $     72,925,473
                                                                         ================   ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $        757,669   $      1,369,636
  Accrued liabilities............................................               1,536,224          2,416,239
  Current portion of capital lease obligations...................                 535,396            601,784
  Preferred dividends payable....................................               1,110,000          1,973,333
  Deferred revenue...............................................                 687,144            419,262
  Note payable including accrued interest, related party.........               5,084,861                 --
  Related-party payable..........................................                      --            294,857
                                                                         ----------------   ----------------
          Total current liabilities..............................               9,711,294          7,075,111
                                                                         ----------------   ----------------

CAPITAL LEASE OBLIGATIONS, less current portion..................               1,353,258          1,749,818
                                                                         ----------------   ----------------

SENIOR CREDIT FACILITY, including accrued interest...............               2,002,917                 --
                                                                         ----------------   ----------------

OTHER LONG-TERM LIABILITIES......................................                  66,140             48,666
                                                                         ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST................................................                  89,346             58,504
                                                                         ----------------   ----------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 5,000,000 shares authorized--
    Series A, 1,325,000 shares issued and outstanding;
       liquidation preference of $33,125,000.....................              30,675,361         30,675,361
    Series B, 155,000 shares issued and outstanding;
       liquidation preference of $3,875,000......................               3,588,439          3,588,439
  Common stock, no par value; 50,000,000 shares authorized,
       7,925,494 and 6,892,668 shares issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively.              42,749,393         36,735,911
  Deferred compensation..........................................                (645,365)          (344,201)
  Accumulated deficit............................................             (22,910,590)        (6,662,136)
                                                                         ----------------   ----------------
          Total stockholders' equity.............................              53,457,238         63,993,374
                                                                         ----------------   ----------------
          Total liabilities and stockholders' equity.............        $     66,680,193   $     72,925,473
                                                                         ================   ================


     See accompanying notes to condensed consolidated financial statements.


                                         USOL HOLDINGS, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                 For the Three and Nine Months Ended
                                     September 30, 2000 and 1999
                                              (Note 2)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                   -----------------------------  -------------------------------
                                                        2000           1999             2000             1999
                                                   -------------   -------------  ---------------   -------------
Revenue........................................    $   2,705,243   $   1,550,249  $     7,427,343   $   1,550,249
                                                   -------------   -------------  ---------------   -------------

expenses:
  Operating....................................        2,344,817       1,286,995        6,543,773       1,286,995
  Selling, general and administrative..........        2,296,107       1,347,581        6,351,151       1,347,581
  Depreciation and amortization................        1,679,013         567,191        4,879,290         567,191
  Stock compensation expense...................           79,611              --          431,059         849,575
  Write-down of capitalized software costs.....               --              --        1,870,551              --
                                                   -------------   -------------  ---------------   -------------
          Total operating expenses.............        6,399,548       3,201,767       20,075,824       4,051,342
                                                   -------------   -------------  ---------------   -------------
          Loss from operations.................       (3,694,305)     (1,651,518)     (12,648,481)     (2,501,093)
                                                   -------------   -------------  ---------------   -------------

Other INCOME (EXPENSE):
  Interest, net................................         (169,557)         71,941         (143,623)         71,941
  Loss on disposal of assets...................          (25,713)             --          (81,857)             --
                                                   -------------   -------------  ---------------   -------------
                                                        (195,270)         71,941         (225,480)         71,941
                                                   -------------   -------------  ---------------   -------------
LOSS BEFORE MINORITY INTEREST..................       (3,889,575)     (1,579,577)     (12,873,961)     (2,429,152)

MINORITY INTEREST IN INCOME OF
 SUBSIDIARY....................................          (15,534)        (11,309)         (44,493)        (11,309)
                                                   -------------   -------------  ---------------   -------------

          Net loss.............................    $  (3,905,109)  $  (1,590,886) $   (12,918,454)  $  (2,440,461)
                                                   =============   =============  ===============   =============

PREFERRED STOCK DIVIDENDS......................       (1,110,000)       (863,333)      (3,330,000)       (863,333)
                                                   -------------   -------------  ---------------   -------------

LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS.................................    $  (5,015,109)  $  (2,454,219) $   (16,248,454)  $  (3,303,794)
                                                   =============   =============  ===============   =============

PER SHARE AMOUNTS:.............................
  Basic and diluted loss per common share......    $        (.64)  $        (.96) $        (2.16)   $       (1.83)
                                                   =============   =============  ==============    =============
  Basic and diluted weighted average
    common shares..............................        7,819,637       2,547,283        7,523,931       1,809,752
                                                   =============   =============  ===============   =============


     See accompanying notes to condensed consolidated financial statements.


                                        USOL HOLDINGS, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                      For the Nine Months Ended
                                     September 30, 2000 and 1999
                                              (Note 2)

                                                                              2000             1999
                                                                       --------------    -------------
        Cash flows from operating activities:
          Net loss.................................................    $  (12,918,454)   $  (2,440,461)
          Adjustments to reconcile net loss to net cash used in
            operating activities--
              Depreciation and amortization........................         4,879,290          567,191
              Stock compensation expense...........................           431,059          849,575
              Write-down of capitalized software costs.............         1,870,551               --
              Loss on disposal of assets...........................            81,857               --
              Minority interest....................................            44,493           11,309
              Changes in assets and liabilities--
                 Accounts receivable...............................          (471,347)        (157,760)
                 Other assets......................................          (904,342)         (36,837)
                 Accounts payable and accrued liabilities..........        (1,699,059)         714,421
                 Deferred revenue and other........................           285,356           46,944
                                                                       --------------    -------------
                      Net cash used in operating activities........        (8,400,596)        (445,618)
                                                                       --------------    -------------

        Cash flows from investing activities:

          Purchases of property, equipment and other...............        (6,497,069)      (1,285,338)
          Loans to related parties, net............................           (57,258)        (100,000)
          Cash paid for acquisitions, net of cash acquired.........                --      (11,657,306)
                                                                       --------------    -------------
                      Net cash used in investing activities........        (6,554,327)     (13,042,644)
                                                                       --------------    -------------

        Cash flows from financing activities:

          Principal payments under capital leases..................          (462,948)      (2,160,715)
          Proceeds from the exercise of stock options and
            warrants...............................................         1,087,923               --
          Proceeds from Note Payable, related party................         5,000,000               --
          Borrowings under Senior Credit Facility..................         2,000,000               --
          Deferred loan costs......................................          (242,253)      (1,333,440)
          Proceeds from sale of preferred stock, net of cash
            offering costs of $2,590,000...........................                --       34,410,000
          Proceeds from the sale of common stock...................                --            1,425
                                                                       --------------    -------------
                      Net cash provided by financing activities....         7,382,722       30,917,270
                                                                       --------------    -------------
                      Net decrease in cash and cash equivalents....        (7,572,201)      17,429,008
        Cash and cash equivalents, beginning of period.............        13,637,511               --
                                                                       --------------    -------------
        Cash and cash equivalents, end of period...................    $    6,065,310    $  17,429,008
                                                                       ==============    =============

        Supplemental DISCLOSURE OF cash flow information:

            Cash paid for interest.................................    $      539,041    $     909,646
            Deferred compensation..................................           540,000          325,000
            Accretion of dividends on preferred stock..............         3,330,000          863,333
            Issuance of common stock as payment of preferred
               stock dividends.....................................         4,193,333               --


     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

(1)  Unaudited Condensed Financial Statements

     The financial statements included herein have been prepared by USOL Holdings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.

     The financial statements and related notes as of September 30, 2000, and for the three and nine months ended September 30, 2000 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The Company has incurred significant operating losses and negative cash flows from operations and management believes that the Company may not be in compliance with certain covenants contained in the Senior Credit Facility during the next 12-month period unless such covenants are amended. If a noncompliance is not waived or the covenants are not favorably amended, the Company's ability to borrow under the facility could be limited or the amount outstanding under the facility could be called. The Company was not in compliance with one of the covenants as of September 30, 2000, but the facility was amended to bring the Company back into compliance as of that date. Management has been in discussion with the facility's managing agent and fully anticipates that the covenants will be favorably amended. However, there is no assurance that such covenants will be favorably amended.

     In addition, one of the Company's subsidiaries, TheResidentsClub, Inc. ("TRC"), must obtain additional financing in order to continue its development activities and fund its operations during the next 12-month period. There is no assurance that such financing will be obtained, but management has engaged a firm to raise private equity. If such financing is not obtained, the carrying value of TRC may be impaired.

     See further discussions of these matters in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report.

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

     USOL, Inc. also owns TRC, a business that develops Internet platforms that provide a range of private-labeled online solutions for MDU communities and other residential markets.

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
                               =============

     The purchase price allocation for the Merger is preliminary and further refinements may be made in accordance with generally accepted accounting principles.

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
                               =============

     Also on July 21, 1999, Holdings through its subsidiary TRC, purchased certain assets and contract rights from GMAC Commercial Mortgage Corporation ("GMACC"). Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. Holdings' valued this warrant, using the Black-Scholes pricing model, at approximately $343,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock price of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The acquisition was accounted for as a purchase with the entire purchase price being recorded as goodwill.


     The table below reflects the unaudited  combined  results of US OnLine (the
Company's accounting predecessor), FirstLink and USOL Holdings for the nine months ended September 30, 1999:

                                                                                      USOL
                                                                                    Holdings
                                                                                      (Post
                                                  US OnLine         FirstLink       US Online
                                              (Preacquisition)1    (Premerger)2   Acquisition)3     Combined
                                              ----------------     -----------    ------------      --------

Revenues..................................       $  2,831,079       $ 1,024,329     $ 1,550,249   $  5,405,657
Loss from operations......................         (1,650,765)       (1,222,932)     (2,501,093)    (5,374,790)
Loss before minority interest.............         (3,451,406)       (1,178,393)     (2,429,152)    (7,058,951)
Net loss..................................         (3,448,992)       (1,178,393)     (2,440,461)    (7,067,846)


1.   January 1, 1999 through June 30, 1999
2.   January 1, 1999 through September 30, 1999
3.   May 12, 1999 through September 30, 1999


     Financial statements for the six months ended June 30, 1999 for US OnLine are included elsewhere in this Form 10-QSB.

(3)  GMAC Agreement

     In August 2000, TRC entered into a four-year services and technology agreement (the "GMAC Agreement") with GMAC Mortgage Corp. ("GMACM"). Under the terms of the GMAC Agreement, TRC has agreed to provide the following services to GMACM.

1.       Development of one or more GMAC-labeled web sites.
2. Dial-up Internet access for unlimited users priced at a "cost plus" basis.
3.       Creation of GMAC-labeled content, if requested.
4.       Broadband Internet access if mutually agreed upon.

     Additionally, TRC has the exclusive right to market into MDU communities certain products jointly developed by TRC and GMACM intended to facilitate the transition from apartment living to home ownership. TRC would use such products to aid its efforts in obtaining non-GMACM customers.

     The GMAC Agreement requires certain milestones to be achieved within one year after execution. Included in the milestones is a documentation period (the "Documentation Period") to agree on specific services, processes and timeframes; a deadline for TRC to enter into an agreement with an Internet Service Provider; a Pilot Testing Period; and a minimum number of End Users (as defined in the GMAC Agreement) be attained by the end of one year. If the milestones are not achieved, or if GMACM deems during the Pilot Testing Period that the web site is not commercially viable, GMACM may terminate the GMAC Agreement by reimbursing TRC for its costs including approved capital expenditures and reasonable out-of-pocket expenses incurred in connection with the GMAC Agreement. However, if GMACM terminates the GMAC Agreement under the Pilot Testing provision, GMACM would have to pay TRC $2,000,000, plus $500,000 per month, from the date of the GMAC Agreement through the termination date. The GMAC Agreement also provides
GMACM an early termination right after three years by giving 180 days written notice.

     If the aforementioned milestones are achieved, GMACM would commit to a minimum number of guaranteed End Users to TRC over a four-year period.

     The GMAC Agreement also calls for TRC to grant GMACM 16 million warrants (the "GMACM Warrants") to acquire shares of TRC's common stock at a weighted average price of $4.03 per share over the life of the GMAC Agreement based on achieving specific numbers of End Users. The GMAC Agreement calls for one million warrants to be issued upon execution of the GMAC Agreement at an exercise price of $.50 per share. The GMACM Warrants will be recorded at their estimated fair market value based on the estimated fair market value of the TRC common stock on the dates of grant.

     Until the Documentation Period is complete, it is possible that certain terms of the GMAC Agreement could change.

     As further discussed in MD&A, the costs to TRC of performing its obligations under the GMAC Agreement are significant and will require additional substantial capital resources. There is no assurance that the GMAC Agreement will not be terminated by GMAC in accordance with its terms; that TRC or the Company can raise sufficient capital on acceptable terms; or that the Company will ultimately realize profitable activities under the GMAC Agreement.

     As of September 30, 2000, TRC had 51,200,000 shares of common stock issued and outstanding, all owned by the Company or management.

(4)  Note Payable Related Party

     In August 2000, Newman Financial Services, Inc. ("NFS"), a subsidiary of GMACC, loaned $5 million to TRC under a secured promissory note agreement (the "Note Payable"). The Note Payable matures on August 3, 2001 and bears interest at 13% per annum payable semi-annually on February 3rd and August 3rd. The Note Payable is secured by all of the common stock and assets of TRC. GMACC is a significant shareholder of the Company.

(5)  Senior Credit Facility

     The Company has a senior credit facility (the "Facility") with a group of lenders that provides for borrowings of up to $35 million. Under terms of the Facility, the Company may borrow funds for a two-year period commencing January 1, 2000 and ending December 31, 2001, at which time the Facility will convert to a five-year term loan. The Facility bears interest at the Company's option at an annual rate of prime plus 2.75% or LIBOR plus 3.75% subject to certain discounts based on leverage ratios. The Facility is secured by all assets of the Company, excluding TRC. At September 30, 2000, the Company had drawn $2 million under the Facility. At September 30, 2000, the Company was in technical default under the Facility related to a financial covenant. The Facility was subsequently amended to bring the Company back into compliance.

(6)  Write-down of Capitalized Software Costs

     On March 31, 2000, the Company signed a five-year agreement with CSG Systems, Inc. to outsource its billing and customer care system. As a result, the Company wrote off $1,870,551 of previously capitalized software development costs associated with the in-house build of the Company's next generation billing and customer care system, which will not be utilized.

(7)  Segment Disclosure

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

     The operating results by business segment were as follows for the three and nine months ended September 30, 2000:





                                             Three Months Ended                                   Nine Months Ended
                                                September 30                                         September 30
                              ------------------------------------------------     -------------------------------------------------
                                 USOL, Inc.         TRC           Consolidated        USOL, Inc.         TRC          Consolidated
                              ---------------  -------------     -------------     ---------------  -------------     --------------
Revenues...............       $    2,703,942   $      1,301      $ 2,705,243       $    7,421,707   $      5,636      $  7,427,343
Segment net loss.......           (2,759,106)    (1,146,003)      (3,905,109)         (10,021,806)    (2,896,648)      (12,918,454)
Total assets...........           60,308,730      6,371,463       66,680,193           60,308,730      6,371,463        66,680,193
Capital expenditures...            1,256,097        271,638        1,527,735            5,332,691      1,164,378         6,497,069
Depreciation and
  amortization.........            1,569,076        109,937        1,679,013            4,595,071        284,219         4,879,290


(8)  loss Per Common Share

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


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                 ---------------------------        ---------------------------
                                                    2000              1999             2000             1999
                                                 ----------        ---------        ----------       ----------
Preferred stock shares as converted....          18,500,000        18,500,000       18,500,000       18,500,000
Common stock warrants..................           3,104,644         2,084,000        3,104,644        2,084,000
Stock options--
  Shares...............................           2,236,002        1,536,000         2,236,002        1,536,000
  Weighted average price...............               $2.58            $2.29             $2.58            $2.29


                        U.S. ONLINE COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                            For the Six Months Ended
                                  June 30, 1999

                                    (Note 2)

REVENUES...............................        $  2,831,079
                                               ------------

OPERATING EXPENSES:
   Operating...........................           2,100,739
   Selling, general and administrative.           1,554,807
   Depreciation and amortization.......             826,298
                                             --------------

         Total expenses................           4,481,844
                                               ------------

LOSS FROM OPERATIONS...................          (1,650,765)
                                               ------------

OTHER:

   Interest expense....................          (1,722,942)
   Other expense, net..................             (77,699)
                                               ------------

         Total other...................          (1,800,641)
                                               ------------

LOSS BEFORE MINORITY
  INTEREST.............................          (3,451,406)

MINORITY INTEREST IN
  LOSS OF SUBSIDIARY...................               2,414
                                               ------------

         Net loss......................        $ (3,448,992)
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

                        U.S. ONLINE COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

(1)  Unaudited Condensed Financial Statements

     The financial statements included herein have been prepared by U.S. OnLine Communications, Inc. ("US OnLine") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although US OnLine believes that the disclosures included herein are adequate to make the information presented not misleading. A description of US OnLine's accounting policies and other financial information is included in the audited financial statements as filed with the Securities and Exchange Commission in USOL Holdings, Inc.'s ("Holdings") Annual Report on Form 10-KSB.

     The financial statements and related notes as of June 30, 1999 and for the six months ended June 30, 1999 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of US OnLine.

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

General

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto of the Company and US OnLine, the Company's predecessor, included elsewhere in this Quarterly Report.

Overview

     The Company has two operating subsidiaries. USOL provides bundled telecommunications services to residents of multi-family apartment and condominium complexes. Services provided include cable television and enhanced local and long-distance telephone services and high-speed Internet access. As of September 30, 2000, the Company passed 24,711 cable, 12,117 phone and 4,549 Internet units in Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C. compared to 15,043 cable and 7,173 telephone passings at September 30, 1999. A passing is an apartment unit capable of receiving a respective service. The Company had 16,391 cable, 5,402 telephone and 310 Internet subscribers, respectively, as of September 30, 2000 compared to 9,883 cable and 2,773 phone subscribers at September 30, 1999. Through TRC, we develop Internet platforms to provide a range of private labeled online solutions for MDU communities and other residential markets. To date, TRC revenues have been nominal.

     For purposes of management's discussion and analysis of results of operations, the nine months ended September 30, 1999 results are the combination of the six months ended June 30, 1999 of the Company's predecessor, US OnLine, and the three months ended September 30, 1999 of the Company. The three months ended September 30, 1999 are those of the Company.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     The Company reported a loss attributable to common shareholders of $5,015,109 for the three months ended September 30, 2000 compared to a loss of $2,454,219 for the same period of the prior year. The increase in net loss is attributable to increased depreciation and amortization expenses (primarily amortization of goodwill) as well as increased selling, general and administrative expenses.

     Revenue increased $1,154,994 or 75% for the three months ended September 30, 2000 compared to the same period of the prior year. The increase in revenue is due to an increase in operational passings, which is primarily the result of the Company operating in two additional markets (Portland and Houston) in 2000 compared to 1999. The revenue from these two markets represent approximately 71% of the above mentioned increase.

     Operating expense increased $1,057,822 or 82% for the three months ended September 30, 2000 compared to the same period of the prior year. The increase in operating expense between periods is primarily due to the addition of two new markets between periods, as well as increases in cable programming, leased local telephony circuits, wholesale long-distance minutes and call center costs, all associated with the increase in revenue. Operating expense was 87% of revenue for the three-month period in 2000 compared to 83% in the same period of the prior year.

     Selling, general and administrative expense increased $948,526 or 70% for the three months ended September 30, 2000 compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increases in payroll costs, travel expense, royalties, costs associated with TRC, and increases in other costs directly related to the Company's public status in 2000 such as legal, accounting, investor relations and insurance. TRC accounted for approximately $209,000 or 22% of the above mentioned increase. Selling, general and administrative expense was 85% of revenue for the three months ended September 30, 2000 compared to 87% for the same period of the prior year.

     Depreciation and amortization expense increased $1,111,822 or 196% for the three months ended September 30, 2000 compared to the same period of the prior year. The increase in depreciation and amortization expense resulted primarily from goodwill amortization in 2000 that was not incurred in 1999. Depreciation and amortization expense was 62% of revenue for the three months ended September 30, 2000 compared to 37% for the same period of the prior year.

     The Company had other expense of $195,270 during the three months ended September 30, 2000 compared to other income of $71,941 during the same period of the prior year. The increase in other expense between periods is primarily the result of fees associated with its Senior Credit Facility as well as interest expense on the Note Payable during 2000 compared to higher cash balances and resulting interest income in 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     The Company reported a loss attributable to shareholders of $16,248,454 for the nine months ended September 30, 2000 compared to a loss of $6,752,786 for the same period of the prior year. The increase in loss is attributable to a one-time write-down of capitalized software costs in 2000 of $1,870,551, increased depreciation and amortization expenses (primarily amortization of goodwill), increased selling, general and administrative expenses and preferred stock dividends.

     Revenue increased $3,046,015 or 70% for the nine months ended September 30, 2000 compared to the same period of the prior year. The increase in revenue is due to an increase in operational passings, which is primarily the result of the Company operating in two additional markets (Portland and Houston) in 2000 compared to 1999.

     Operating expense increased $3,156,039 or 93% for the nine months ended September 30, 2000 compared to the same period of the prior year. The increase in operating expense between periods is primarily due to the addition of two new markets between periods, as well as increases in cable programming, leased local telephony circuits, wholesale long-distance minutes and call center costs, all associated with the increase in revenue. Operating expense was 88% of revenue for the nine-month period in 2000 compared to 79% in the same period of the prior year.

     Selling, general and administrative expense increased $3,448,763 or 119% for the nine months ended September 30, 2000 compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increases in payroll costs, travel expenses, royalties, costs associated with TRC, and increases in other costs directly related to the Company's public status in 2000 such as legal, accounting, investor relations and insurance. TRC accounted for approximately $1,635,000 or 47% of the above mentioned increase. Selling, general and administrative expense was 86% of revenue for the nine months ended September 30, 2000 compared to 73% for the same period of the prior year.

     Depreciation and amortization expense increased $3,485,801 or 250% for the nine months ended September 30, 2000 compared to the same period of the prior year. The increase in depreciation and amortization expense resulted primarily from goodwill amortization in 2000 that was not incurred in 1999. Depreciation and amortization expense was 66% of revenue for the nine months ended September 30, 2000 compared to 32% for the same period of the prior year.

     The Company had other expense of $225,480 during the nine months ended September 30, 2000 compared to $1,728,700 during the same period of the prior year. The reduction in other expense between periods is primarily the result of the Company having certain interest bearing debt instruments in 1999 that were not outstanding in 2000.

Liquidity and Capital Resources

     At September 30, 2000, the Company had $6,065,310 of cash and cash equivalents compared to $13,637,511 at December 31, 1999. Net cash of $8,400,596 was used in operating activities for the nine months ended September 30, 2000, which was a result of the Company's net loss for the period combined with using approximately $2,789,000 of working capital, offset by noncash charges related to depreciation, amortization, the write-down of certain capitalized software costs and stock compensation expense. TRC accounted for approximately $2,700,000 of the cash used in operating activities.

     Net cash of $6,554,327 was used in investing activities, which was primarily the result of purchases of property and equipment related to acquiring or building new passings. Of this amount, TRC used approximately $1,164,000, primarily for web site and data base development.

     Net cash of $7,382,722 was provided by financing activities, which primarily consisted of proceeds from the Note Payable, borrowings under the Facility, and proceeds from the exercise of stock options and warrants offset by principal payments under capital leases.

     As more fully described elsewhere in this Form 10-QSB, we have two separate and distinct businesses with USOL and TRC. A separate discussion on the liquidity of each business is as follows:

     USOL. USOL had approximately $3,845,000 of cash on hand at September 30, 2000. We believe that our cash on hand and available proceeds from the Facility, if available (see discussion below), should be sufficient to fund the activities of USOL for the next 12 months. However, an integral part of the USOL business plan is to grow through acquisitions. Should we find acquisition opportunities that are either larger in magnitude or in number than our business plan anticipates, then additional funding may be required sooner than planned. The Facility allows us to borrow up to $35 million for a two-year period commencing January 1, 2000 and ending December 31, 2001, at which time it will convert to a five-year term loan. The Facility bears interest at our option at an annual rate of prime plus 2.75% or LIBOR plus 3.75%. The Facility is secured by all of the assets of the Company, excluding TRC. As of September 30, 2000, we had borrowed $2 million under the Facility.

     We are dependent upon the Facility for our liquidity requirements. Our ability to borrow under the Facility will be dependent upon USOL's ability to meet the quarterly financial covenants set forth therein or, in the event(s) of noncompliance, obtain waivers or amendments from the lenders. At September 30, 2000, USOL was in technical default under the Facility related to a financial covenant. The Facility was subsequently amended to bring USOL back into compliance. No assurance can be given that USOL will be able to maintain compliance with the financial covenants of the Facility or, in the event of a default, that the lenders will agree to waive the default. Additionally, the amount that can be borrowed under the Facility is based on the number of cable and telephone subscribers we have. As of September 30, 2000, we had the ability to borrow up to approximately $11.1 million. Accordingly, in order to increase the amount that can be borrowed under the Facility, we must continue to add subscribers. Unless alternative financing sources are obtained, the inability to borrow under the Facility or having insufficient borrowing capacity would have a material adverse effect on USOL.

     As described above, our ability to borrow under the Facility ends on December 31, 2001. Accordingly, we will have to find additional financing sources by that date. Alternatives include amending the Facility to extend the time frame under which monies can be borrowed, obtaining a new credit facility, and public or private equity offerings. We have currently retained BNP Paribas to advise and assist us in raising the next round of financing for USOL. BNP Paribas is one of the Facility lenders and is also a shareholder of the Company. The retention of BNP Paribas supersedes the engagement letter previously signed with Newman & Associates.

    As discussed above, management believes that the Facility provides for sufficient borrowing capacity to fund USOL's operations, as currently foreseen, for the next 12 months. However, the ability to access the Facility is contingent upon meeting the financial covenants. At this time, it is uncertain as to whether the Company will be in compliance with such covenants during the next 12-month period. The Company has been advised by its independent public accountants that if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified for this contingency.

     USOL maintains various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit us to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. We also have agreements with certain cable providers to purchase bulk cable signal at some of our properties. The agreements provide for us to pay fixed monthly amounts regardless of the number of customers we have at the properties. As of September 30, 2000, the fixed minimum charges for all noncancelable agreements over the life of the agreements was $2,054,004.

     USOL is currently upgrading its headends in order to expand its cable channel line-ups on existing properties. The cost of such upgrades, expected to be completed by March 31, 2001, is approximately $550,000.

    TRC. As more fully described in the Notes to the Company's Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, in August 2000 TRC received $5,000,000 under a note payable agreement with NFS. After making a required repayment under the Facility to USOL and funding operations, TRC had approximately $2,220,000 of cash on hand at September 30, 2000.

    The costs to TRC of performing its obligations under the GMAC Agreement are significant and will require additional substantial capital resources. Management believes that approximately $10-$15 million will be required over the next 15 to 18 months in order to execute the TRC business plan. Additionally, inherent in the above mentioned TRC funding requirements, is the assumption that TRC will be able to lease approximately $4 million in equipment and software required to establish two colocation facilities. The colocation facilities are required to establish the network necessary to executive its business plan and fulfill its obligations under the GMAC Agreement. TRC will likely have to find a guarantor(s) to successfully lease the colocation equipment. No assurance can be given that TRC will be able to lease the above mentioned equipment. If TRC cannot lease the colocation equipment, it would delay TRC's ability to roll out its products and services as well as support End Users under the GMAC Agreement. Further, if such colocation equipment cannot be leased, the amount of funding TRC will require over the next 15 to 18 months may also increase.

    Accordingly, TRC has engaged Newman & Associates, a subsidiary of GMACC, to raise private equity to fund its business plan requirements. No assurance can be given that TRC will be successful in raising sufficient capital on acceptable terms. If TRC does not obtain the necessary capital in a timely manner, it would have a material adverse effect on TRC. Management believes that current cash on hand will be sufficient to fund TRC operations for only up to four or five months.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

                                            EXHIBIT NO.          DESCRIPTION
                                            -----------          -----------

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

                                                     USOL HOLDINGS, INC.


                                                     By: /s/ Robert G. Solomon
                                                         -----------------------
                                                         Robert G. Solomon, CEO

Dated November 17, 2000