Form 10KSB
period 2000-12-31
USOL HOLDINGS INC
filed 2001-04-17
CIK 1035271

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2000

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

     The issuer's revenues for its most recent fiscal year was $10,237,683.

     The aggregate market value of the voting stock held as of April 11, 2001 by nonaffiliates of the issuer was $9,152,826, based on the last sale price of its Common Stock on such date. As of April 11, 2001, the issuer had 8,635,685 shares of its no par value Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format.  YES  [  ]     NO  [X]
================================================================================


                                      INDEX
PART I
        Item 1.    Business
                   The Company........................................................   3
                   Business Strategy..................................................   4
                   Business of USOL...................................................   4
                   USOL Properties....................................................   4
                   USOL Products and Services.........................................   5
                   The USOL Market....................................................   5
                   USOL Sales and Marketing Strategy..................................   6
                   USOL Competition...................................................   6
                   The Business of TRC................................................   7
                   Key Suppliers......................................................   7
                   Employees..........................................................   7
                   Legislation and Regulation.........................................   7

        Item 2.    Properties.........................................................  10

        Item 3.    Legal Proceedings..................................................  10

        Item 4.    Submission of Matters to a Vote of Security Holders................  10

PART II
        Item 5.    Market for Registrant's Common Equity and
                   Related Stockholder Matters........................................  10

        Item 6.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                   Introduction.......................................................  10
                   Results of Operations..............................................  12
                   Liquidity and Capital Resources....................................  13
                   Year 2000..........................................................  14
                   Preferred Stock Dividends..........................................  14
                   Adoption of New Accounting Standards...............................  14

        Item 7.    Financial Statements and Supplementary Data........................  14

        Item 8.    Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure................................  14

PART III
        Item 9.    Directors and Executive Officers of the Registrant.................  15

        Item 10.   Executive Compensation.............................................  19

        Item 11.   Security Ownership of Certain Beneficial Owners
                   and Management.....................................................  22

        Item 12.   Certain Relationships and Related Transactions.....................  23

PART IV
        Item 13.   Exhibits and Reports on Form 8-K...................................  24

        Signatures...................................................................   25
        Index to Exhibits............................................................   26


                                     PART I

Item 1. Business.

The Company

    USOL Holdings, Inc. (the "Company") provides integrated telecommunications and entertainment services to residents of multi-family apartment and condominium complexes ("MDUs") in Texas, Oregon, Colorado and Virginia. Services provided include analog and digital cable television ("CATV"), enhanced local and long-distance telephone services, and high-speed Internet access, collectively referred to as residential multi-tenant services ("RMTS").

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

    The Merger was accounted for as a reverse merger under the purchase method of accounting. Accordingly, the legal form of the transaction was ignored and Holdings was treated as the accounting acquirer. The excess of purchase price over the fair market value of FirstLink's net assets was recorded as goodwill and is being amortized over a 10-year period.

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

    On July 21, 1999, Holdings through its subsidiary TRC, purchased certain assets and contract rights from GMAC Commercial Mortgage Corporation ("GMACM"). Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. We valued this warrant, using the Black-Scholes pricing model, at approximately $343,800. The acquisition was accounted for under the purchase method of accounting.

    The Company was organized in 1995 under the laws of the State of Oregon, and our headquarters are located at 10300 Metric Boulevard, Austin, Texas 78758. Our telephone number is (512) 651-3767.

    We currently have ROEs with 88 residential developments in seven major markets in the United States. At December 31, 2000, 83 of those properties were operational, all in Austin, Dallas/Ft. Worth, Houston, Denver, Portland, San Antonio and Washington, D.C., representing 48,846 operational passings. At December 31, 2000, the Company had 16,712, 5,628 and 645 CATV, telephone and Internet customers, respectively.

Business Strategy

    Our primary objective is to become the leading provider of bundled communications and ancillary services to residents of MDUs in the United States. We plan on accomplishing this objective by operating two separate and distinct businesses: 1) our bundled telecommunication services business conducted through USOL and 2) our business to develop Internet platforms that provide a range of private-labeled on-line solutions for MDUs and other residential markets conducted through TRC.

Business of USOL

    We currently have operations in seven major markets: Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C. Our plan is to grow our markets rapidly, yet prudently, without sacrificing the quality of our services or the customer's experience. We will seek to grow our existing markets first, as we believe that geographical clustering enhances overall enterprise value and results in operating efficiencies. However, we will be opportunistic in looking at new markets, entering them only if they appear to make strategic geographic sense and offer the opportunity to achieve immediate scale in the market. It is our expectation that the majority of new passings growth in 2001 will come from existing Texas markets.

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

USOL Properties

    We currently have ROEs with 88 residential developments in seven major markets in the United States, including properties owned or managed by many of the leading real estate companies in the United States including Amli Residential Properties Trust, Equity Residential Properties Trust, Trammell Crow Residential, Gables Residential Trust, Lincoln Property Combined Company and Walden Residential Properties, Inc. among others. Contract terms range from five to 20 years with an average remaining term of approximately 10 years.

    The table below summarizes our active operational passings and subscriber base at December 31, 2000:


                                                  Passings                                Subscribers
                              -------------------------------------------  --------------------------------------------
Market                          CATV     Telephone   Internet     Total      CATV     Telephone   Internet      Total
                              -------    ---------   --------   ---------  --------   ---------   --------    ---------
Austin                          4,108       2,553      1,969      8,630      2,937       1,256       213        4,406
Dallas/Ft. Worth                4,787       3,460      3,684     11,931      3,398       1,578       195        5,171
Denver                          1,102         496        630      2,228        773         219         8        1,000
Houston                         5,712          --      2,585      8,297      3,626          --        95        3,721
Portland                        3,220       2,984      1,706      7,910      2,026       1,522       114        3,662
San Antonio                     5,498       2,000      1,104      8,602      3,450         760        20        4,230
Washington, D.C. Area             624         624         --      1,248        502         293        --          795
                               ------      ------     ------     ------     ------       -----       ---       ------
Totals                         25,051      12,117     11,678     48,846     16,712       5,628       645       22,985
                               ======      ======     ======     ======     ======       =====       ===       ======


    The table below summarizes our backlog of passings under contract but not yet operational at December 31, 2000:

                                                 Passings
                                --------------------------------------------
Market                           CATV      Telephone   Internet        Total
                                -----         ---        -----         -----
Austin                            308          --           --           308
Dallas/Ft. Worth                1,695         832        1,112         3,639
Denver                             --          --           --            --
Houston                           508          --          232           740
Portland                           --          --           --            --
San Antonio                        --          --           --            --
Washington, D.C. Area              --          --           --            --
                                -----         ---        -----         -----
Totals                          2,511         832        1,344         4,687
                                =====         ===        =====         =====

USOL Products and Services

    We offer the following services to MDU residents:

    CATV Services. We typically deliver our CATV services by re-transmitting programming signals via antenna and principal headend electronic equipment that receive and process signals from satellites, via both analog and digital transmissions. We obtain our programming through program access agreements with suppliers of programming. We also process and distribute off-air transmission signals from local network affiliates and independent television stations. For analog services, our system architecture generally eliminates the need for set-top converter boxes when it is connected to cable-ready television sets, and enables us to activate service for subscribers without entering into an apartment. For digital services, a set-top converter box is required. Many of our systems currently use 18 GHz microwave relays to link more than one apartment community to a single headend, enabling us to realize greater economies of scale. In the future, we plan to employ the technology that provides the most attractive return on invested capital without compromising service. In some instances, we resell the services of the local franchise cable operator.

    We offer our subscribers a full range of popular CATV programming at competitive prices. Our expanded basic retail prices generally approximate the rates charged by the incumbent franchise CATV operators, and includes uninterrupted full-length motion pictures, regional sports channels, sporting events, concerts, and other entertainment programming. Premium channels, including HBO(TM), Cinemax(TM), Showtime(TM), and The Disney Channel(TM), are
generally offered individually or in discounted packages with basic or other services. In addition, we offer each property its own dedicated channel, called "Community Link," that provides on-site management with the ability to communicate electronically with residents. Communities with controlled access are outfitted with surveillance cameras that allow residents to view traffic at the access gates.

    During 2001, we anticipate upgrading our headends to offer an expanded basic tier of programming that will generally exceed the number of channels offered by the incumbent franchise CATV operator for a comparable tier.

    Telephony Services. We currently provide local services via leased T-1's from local exchange carriers ("LECs") and competitive local exchange carriers ("CLECs") which are interconnected to our networked, central office like telecommunications platforms. Our Class 4 switches are capable of providing call waiting, call forwarding, caller ID and voice mail. Our switching systems are software-driven and capable of feature enhancement and efficient, remote servicing through software interfaces. We currently provide long-distance service through our switches by buying minutes wholesale from interexchange carriers ("IXCs").

    Internet Services. We provide high-speed (1.5 mbps) Internet access to apartment communities. Our services include dedicated DSL connections utilizing the existing copper wire infrastructure of the apartment community or dedicated service via cable modems using the existing cable infrastructure. Each property is connected to the network backbone of a national MDU-focused broadband provider via a T-1.

The USOL Market

    The United States telecommunications industry is large and robust. The cable television industry's revenues exceed $30 billion while telephony and data revenues are in excess of $260 billion. It has been estimated by the Yankee Group that the MDU market presents an approximately $20 billion annual revenue opportunity.

    As a result of technological and regulatory changes that have occurred over the past few years, smaller companies have been able to compete more effectively in the CATV and telephony markets traditionally dominated by larger companies. This shift has enabled the RMTS industry to evolve as a competitor in the CATV and telephony markets. The potential market for RMTS remains largely undeveloped, creating significant opportunities for companies with the technological, operational, marketing and administrative ability to manage growth effectively. It has been estimated by the Yankee Group that only 5% of the MDU market is being served by an RMTS provider.

USOL Sales and Marketing Strategy

    We currently target apartment communities with 250 or more units. The organic selling cycle for our services includes proposal presentation, contract negotiations and service implementation, a cycle that can require more than nine months to complete. While we plan to bolster growth through acquisitions, securing new ROEs through direct marketing efforts is an integral part of the Company's strategy to grow and achieve operating efficiencies.

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

    We offer property owners and management companies an attractive new revenue source in the form of royalties. Under our royalty arrangements, property owners generally are paid a percentage of net monthly receipts collected for services delivered by us to subscribers on a property. The percentage paid to property owners under this arrangement typically varies depending upon the total number of subscribers to our services in relation to the total number of dwelling units. We negotiate long-term ROEs with owners of large MDU portfolios because we believe that strategic relationships with these owners are critical to market penetration and long-term success. These ROEs generally provide for a term of seven to 20 years and give us the right to be the exclusive provider of CATV services and a nonexclusive provider of telephony and data services. The property owner typically agrees to market and promote our telephony and data services exclusively.

    Once we have obtained the ROE and have activated services on the property, we utilize the on-site leasing personnel to market our services to the residents, which typically takes place at the time the residents sign their leases. We package our services at competitive prices, and usually discount the installation prices compared to the competition. For the resident, this easy sign-up process eliminates the need for them to contact several different service providers, and saves them money and time. In addition, we usually schedule service installations and assign phone numbers prior to the move-in date of the resident. This eliminates the inconvenience for the resident of having to meet the installation technicians, as is the case with the competition. All of the services are billed on a single invoice, and the resident only has one company to contact for any questions or concerns. We believe that the combination of convenience, savings, and quality service presented to the resident at the time of move-in is a very powerful marketing advantage. Additionally, the leasing agents are given an incentive to sell our services, since we pay them commissions (directly or through the property owner's management company) for signing up residents. The leasing agents are trained by us and are provided with marketing and other support literature to facilitate sales of our products and services.

    Our acquisition strategy is to pursue properties that we can acquire for costs comparable to those of an organic buildout. These generally tend to be ROEs held by small private cable operators. During 2000, 93% of our new passings came via acquisition of existing ROEs from other providers.

    During 2001, we do not anticipate entering any new markets. We expect to derive our new passings growth equally between organic and ROE acquisition activities. Additionally, it is our expectation that we will provide CATV services to all new units added to our portfolio during 2001, and we will also provide high-speed Internet access to the majority of those units as well. Phone service will be provided to selective new units based on demographics, capital costs and existing network infrastructure.

USOL Competition

    The market for CATV and telephony services is highly competitive. Under the terms of our ROEs, we generally are required to provide products and services that are competitive with those offered by other cable and telecommunications providers. We compete for customers on the basis of price, services offered and customer service. Local franchised CATV providers ("MSOs") and Regional Bell Operating Companies ("RBOCs") represent our principal competition. These competitors are typically very large companies with significantly greater resources than ours.

    While technology and regulatory changes have allowed RMTS providers to better compete with the incumbents, there is no assurance that RMTS providers will be able to develop and execute upon financially viable business models. Whereas RMTS providers have greater flexibility to customize their products and services than their competition, they typically pay higher programming costs than the MSOs and do not have the scale of the MSOs and RBOCs to absorb fixed back office administrative, customer service and field operations costs.
Additionally, because RMTS providers serve only MDUs, the higher churn associated with these residents (the average life cycle of an apartment resident is 18 months vs. seven years for a single-family housing resident) results in a greater percentage of marketing costs and customer service calls than those of the incumbents.

    During 2000 and 1999, our two largest RMTS competitors, Cableplus and Optel, both halted all growth activities. Cableplus has discontinued the business selling all of its assets (primarily to the MSOs), while Optel filed for, and continues to operate under, Chapter 11 bankruptcy protection.

The Business of TRC

    During 2000, TRC expanded it business plan to focus on developing private-labeled Internet solutions for MDU's and other residential markets. As a result TRC discontinued its program to develop the GMAC Residents Advantage program, which started as a result of the assets purchased in July 1999 from GMACM. In August 2000, TRC entered into a four-year services and technology agreement with GMACM (the "GMAC Agreement") to develop a private-labeled Internet service portal for GMACM. Under the terms of the GMAC Agreement, TRC was given deadlines to achieve certain milestones throughout the term of the GMAC Agreement, with GMACM guaranteeing certain financial reimbursements and minimum customer levels. As part of a January 2001 amendment to the GMAC Agreement, TRC and GMACM agreed to temporarily delay certain provisions on the GMAC Agreement in order to allow sufficient time for GMACM and TRC to modify the GMAC Agreement. The amendment further stated that if TRC and GMACM were not able to modify the GMAC Agreement, either party would have until April 14, 2001 to terminate it. On April 10, 2001, GMACM sent formal notice of termination to TRC, but as part of the termination also continued to negotiate with TRC by offering additional proposals for which a new agreement might be reached. As further discussed in MD&A, if TRC is not able to negotiate a new agreement with GMACM or another entity or it is not able to raise sufficient capital on acceptable terms from other sources, management believes this will have a material adverse effect on the business of TRC.

Key Suppliers

    USOL is materially dependent upon one vendor, WSNet, Inc. ("WSNet"). WSNet currently supplies cable programming to approximately 62% of our properties. WSNet is in the process of developing a digital and analog product geared specifically for the MDU market. Such product will allow us to provide an expanded basic tier of programming that is more robust than that currently offered by the MSOs at a lower price point than we are currently paying for fewer channels. Additionally, WSNet will be offering a digital cable product comparable to that provided by the MSOs and DBS providers at a better price point than we can purchase from alternative suppliers. It is our plan to utilize WSNet at most of our properties by the end of 2001. We do not currently have a long-term contract with WSNet for services being provided. While alternative suppliers do exist for analog and digital cable programming, these alternatives are either not as robust and/or are not as economically advantageous as the product(s) offered by WSNet.

    TRC is not materially dependent upon any one supplier of goods or services.

Employees

    At December 31, 2000, we employed 143 persons on a full-time basis. Of these employees, 47 were administrative or management, 28 were in the areas of customer service and billing, 41 were in operations and 27 were at TRC. We believe our relationship with our employees to be good and none of the employees are union members. All of the Company's employees are at will with the exception of certain Executive Officers whom have employment agreements.

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

  Government Regulation--CATV Regulatory Issues

    Regulatory Status and Regulation of Private Cable Operators. Franchise cable operators are subject to a wide range of FCC regulations regarding such matters as the rates charged for certain services, transmission of local television broadcast signals, customer service standards/procedures, performance standards and system testing requirements. In addition, the operator's franchise, which can be issued at the municipal, county or state level, typically imposes additional requirements for operation. These relate to such matters as construction, provision of channel capacity and production facilities for public educational and government use, and the payment of franchise fees and the provision of other "in kind" benefits to the city.

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

    On June 22, 2000, the FCC authorized blanket licensing of Satellite earth stations in the 17.2-20.2 GHz and 27.5-30.0 LHz frequency bands where the Fixed Satellite Service is the sole primary designation. It is possible that we will be required to use more sophisticated and more expensive equipment to maintain signal quality in our point-to-point 18 GHz microwave links. It is also possible that the proposed operations would cause interference with these links that could not be remedied entirely. In a second FCC proceeding, which is still pending, the FCC is considering whether to open the 12 GHz frequency band to PLOs and multi-channel video program distributors. Such action would expand the general availability of microwave links. More importantly, a 12 GHz link can cover approximately twice the distance of an 18 GHz link and consequently would allow us to integrate systems over a larger area.

    Even structuring our operations in the foregoing manner, we will have to comply with various FCC rules, including the following: the FCC's signal leakage rules, which require monitoring and testing of its facilities, various anti-discrimination rules, requirements that we obtain the consent of commercial broadcast stations for transmission of the stations' signals and rules requiring the closed captioning of programming.

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

    The FCC has granted direct broadcast satellite ("DBS") and multi-channel, multi-point distribution service ("MMDS") operators rights on a national basis similar to the mandatory access provided to franchise cable operators in some state and local jurisdictions. The FCC has adopted rules prohibiting homeowners associations, manufactured housing parks and state and local governments from imposing any restriction on a property owner that impairs the owner's installation, maintenance or use of DBS and MMDS antennas one meter or less in diameter or diagonal measurement. To date, our business has not been significantly impacted by these rights.

    Inside Wiring. In 1998, the FCC issued rules governing the disposition of inside wiring by incumbent operators in MDUs upon termination of service when the incumbent operator owns the wiring. In some instances, an FCC provider such as us faces difficulty in taking over a property because the ownership of the wiring is uncertain or contested and the property owner is hesitant to allow installation of additional wiring. The new rules address this issue and facilitate competition from new providers by requiring the incumbent operator to choose between sale, removal or abandonment of the wiring within certain time constraints and by allowing installation of wiring within an incumbent's molding in certain instances. The rules are currently the subject of petitions for reconsideration at the FCC and at least one judicial challenge in the Eighth Circuit Court of Appeals.

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

    Regulation of Franchise Cable Television Rates. The FCC, through local governments, regulates the rates that franchised cable systems can charge for basic monthly service and certain customer premises equipment. Rate regulation does not apply if the franchise operator is subject to effective competition as defined by the FCC or if the operator qualifies for the small operator exemption. Under the FCC regulations, cable operators are generally required to have a uniform rate structure throughout their franchise areas. This general requirement does not apply to charges for pay services. Further, the regulations allow certain bulk discounts to MDU customers, enabling franchised cable systems to be more competitive with private cable operators such as us.

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

  Government Regulation--Telephony Regulatory Issues

    In providing telecommunications services to our customers, we will operate as either a shared tenant service ("STS") provider or a competitive local exchange carrier ("CLEC"), as well as an interexchange carrier ("IXC"). Few states impose certification and/or tariffing requirements on STS providers, while virtually all states do so with respect to CLECs. While the FCC and a majority of states impose certification and/or tariffing requirements on IXCs, federal and state regulation of IXCs has been relaxed substantially over the past few years. CLECs remain subject to a wide array of regulatory constraints and obligations. By contrast, regulation of STS providers is minimal. We are certified as a CLEC in the states of Colorado, Oregon, and Texas and intend to seek like authority when we enter other states. We also have authority to operate as an IXC in the same states and will seek authority to act as an IXC to the extent such authority is required when we enter new states. To date, we have never operated as a CLEC.

    The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provided us with new opportunities to provide local telephone services on a more cost-effective basis. The 1996 Act, however, also provides the RBOCs with a means to enter the long-distance market, which introduced a number of substantial new competitors in that market.

Item 2. Properties.

    The corporate headquarters and national customer service center are currently located at 10300 Metric Boulevard in Austin, Texas, in approximately 28,000 square feet of commercial space under a long-term lease. We also maintain leased facilities in Farmer's Branch, Houston and San Antonio, Texas; Portland, Oregon; and McLean, Virginia.

Item 3. Legal Proceedings.

    There are no material existing or pending legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock and certain common stock purchase warrants trade on the Nasdaq National Market System ("NMS") under the symbols "USOL" and "USOLW", respectively.

    Set forth in the following table are high and low bid quotations for each quarter in the two fiscal years ended December 31, 2000. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions:

                                             Common Stock           Warrants
                                          -----------------    -----------------
             Quarter Ended                  High       Low       High       Low
----------------------------------------  -------     -----      -----     -----
March 31, 1999..........................  $  2.37     $1.69      $ .22     $ .06
June 30, 1999...........................  $  6.75     $1.72      $1.88     $ .19
September 30, 1999......................  $  5.56     $4.13      $1.50     $ .81
December 31, 1999.......................  $  8.00     $3.75      $1.88     $ .88
March 31, 2000..........................  $ 14.25     $6.13      $4.75     $1.44
June 30, 2000...........................  $ 10.88     $6.25      $3.19     $1.50
September 30, 2000......................  $ 10.75     $7.63      $3.16     $1.69
December 31, 2000.......................  $  8.88     $1.28      $2.13     $ .22


    There were approximately 590 holders of record of the Company's common stock as of April 11, 2001.

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

    On July 21, 1999, Holdings through its subsidiary TRC, purchased certain assets and contract rights from GMACM. Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. We valued this warrant using the Black-Scholes pricing model at approximately $343,800. The acquisition was accounted for as a purchase with the entire purchase price being recorded as goodwill.

    As a result of the aforementioned transactions, the accompanying consolidated 1999 statement of operations and cash flows for the Company included in this Form 10-KSB are those of Holdings from May 12, 1999 (inception) through December 22, 1999 and the results of the Company from December 23, 1999 through December 31, 1999. For purposes of the following discussion on the results of operations, the table set forth below was used to compare the 2000 results with those of 1999. The 1999 amounts represent 12 months of operating results by combining the Company's 1999 results (May 12, 1999 through December 31, 1999) with those of its accounting predecessor, US OnLine (January 1, 1999 through June 30, 1999). The 2000 operating results are those of the Company. US OnLine's financial statements are presented elsewhere in this Form 10-KSB.


                                                                 1999                               2000
                                          ------------------------------------------------     -------------
                                              Company          US OnLine         Combined         US OnLine
                                          -------------     -------------    -------------     -------------
Revenue                                   $   3,140,163     $   2,831,079    $   5,971,242     $  10,237,683
                                          -------------     -------------    -------------     -------------
Expenses:
  Operating                                   2,528,953         2,100,739        4,629,692         8,107,281
  Selling, general and administrative         3,186,502         1,554,807        4,741,309        10,898,757
  Depreciation and amortization               1,265,671           878,286        2,143,957         6,302,874
  Stock compensation                          1,023,874                --        1,023,874           624,523
  Write down of long-term assets                     --                --               --         1,870,551
  Impairment of TRC assets                           --                --               --         3,785,789
                                          -------------     -------------    -------------     -------------
                                              8,005,000         4,533,832       12,538,832        31,589,775
                                          -------------     -------------    -------------     -------------
Loss from operations                         (4,864,837)       (1,702,753)      (6,567,590)      (21,352,092)
                                          -------------     -------------    -------------     -------------
Other income (expense), net                     165,608        (1,800,641)      (1,635,033)       (1,165,244)
                                          -------------     -------------    -------------     -------------
Loss before minority interest                (4,699,229)       (3,503,394)      (8,202,623)      (22,517,336)
Minority interest                                10,426             2,414           12,840           (56,447)
                                          -------------     -------------    -------------     -------------
Net loss                                  $  (4,688,803)    $  (3,500,980)   $  (8,189,783)    $ (22,573,783)
                                          =============     =============    =============     =============

Results of Operations

  Year Ended December 31, 2000 Compared to December 31, 1999

    We incurred a net loss of $22,573,783 for the year ended December 31, 2000 compared to a net loss of $8,189,783 for the same period of the prior year on a combined basis. The increase in net loss is attributable to increased depreciation and amortization expenses (primarily amortization of goodwill), increased selling, general and administrative expenses and one-time charges associated with the write-off and disposal of certain long-term assets.

    Revenues increased $4,226,441 or 72% between years on a combined basis. The increase in revenue is due to an increase in operational passings, which is primarily the result of the Company operating in two additional markets
(Portland and Houston) in 2000 compared to 1999. The revenue from these two markets represent approximately 74% of the above mentioned increase, with the remaining increase attributable to increased passings and subscribers in existing markets.

    Operating expense increased $3,477,589 or 75% between years on a combined basis. The increase in operating expense between periods is primarily due to the addition of two new markets between periods, as well as increases in cable programming, leased local telephony circuits, wholesale long-distance minutes and call center costs, all associated with the increase in revenue. Operating expense was 79% of revenues for the year ended December 31, 2000 compared to 78% for the same period of the prior year on a combined basis.

    Selling, general and administrative expense increased $6,157,448 or 130% between years on a combined basis. The increase in selling, general and administrative expense was primarily the result of increases in payroll costs, travel expense, royalties, costs associated with TRC, and increases in other costs directly related to the Company's public status in 2000 such as legal, accounting, investor relations and insurance. Selling, general and administrative expense was 106% of revenues for the year ended December 31, 2000 compared to 80% for the same period of the prior year on a combined basis.

    Depreciation and amortization expense increased $4,158,917 or 194% between years on a combined basis. The increase in depreciation and amortization expense resulted primarily from goodwill amortization in 2000 that was not incurred in 1999 combined with the addition of fixed assets obtained with the addition of two new markets between periods. Depreciation and amortization expense was 62% of revenue for the year ended December 31, 2000 compared to 36% for the same period of the prior year on a combined basis.

    Stock compensation expense decreased $399,351 or 39% between years on a combined basis. The decrease primarily relates to stock compensation expense recorded in 1999 from the initial sale of 425,000 Holdings' common shares to management for $.01 per share when the market price was $2.00 per share. Additional stock compensation expense in 2000 and 1999 includes the amortization of the vested portion of certain common stock options granted to certain employees at exercise prices below market value on the date of grant.

    Write down of long-term assets for the year-ended December 31, 2000, consists of approximately $1,900,000 of previously capitalized software development costs associated with the in-house build of our next generation billing and customer care system, which will not be used. On March 31, 2000 we signed a five-year agreement with CSG Systems, Inc. to outsource its billing and customer care system to replace our in-house system.

    Impairment of TRC assets consists of approximately $1,420,000 of property and equipment and $2,366,000 of goodwill that will ultimately not be used in the execution of the TRC business plan. In the fourth quarter of 2000 as part of the GMAC Agreement, TRC made substantial changes to its business model to begin providing for the development of a private-labeled Internet service portal for GMACM and related entities. Goodwill and assets recorded as part of TRC's original purchase of assets and contract rights from GMACM during 1999, and property and equipment purchased as part of the execution of the business model based upon providing a range of move-in and lifestyle enhancement services solely for the MDU market were written-off as a result of the business model changes.

    Other expense decreased $413,342 or 25% between years on a combined basis. The reduction in other expense between periods is primarily the result of the Company having certain interest bearing debt instruments in 1999 that were not outstanding in 2000.

Liquidity and Capital Resources

    At December 31, 2000, the Company had cash and cash equivalents of $4,804,992. Net cash of $9,931,499 was used in operating activities for the year ended December 31, 2000, which principally resulted from the Company's net loss offset by noncash charges for depreciation, amortization and stock compensation expenses, losses on the write down and disposal of long-term assets, impairment write downs of TRC assets, and an increase in accounts payable and accrued liabilities.

    Net cash of $8,287,209 was used in investing activities for the year ended December 31, 2000. This principally consisted of approximately $8,416,000 in capital expenditures and software development costs.

    Net cash of $9,386,189 was provided by financing activities during the year ended December 31, 2000. This was the net result of borrowings under our senior credit facility (the "Facility") of $4,500,000, borrowings by TRC of $5,000,000 under a note payable, offset by payments on capital lease obligations and deferred financing costs of approximately $1,214,000.

    As more fully described elsewhere in this Form 10-KSB, we have two separate and distinct businesses with USOL and TRC, with each having separate financing sources.

    USOL. We believe that our cash on hand and available proceeds from the Facility will be sufficient to fund the activities of USOL for at least the next 15 months. However, an integral part of the USOL business plan is to grow through acquisitions. Should we find acquisition opportunities that are either larger in magnitude or in number than our business plan anticipates, then additional funding may be required sooner than planned.

We are dependent on our Facility for our liquidity requirements. At December 31, 2000 the Facility allowed us to borrow up to $35 million for a two-year period commencing January 1, 2000 and ending December 31, 2001, at which time it would convert to a five-year term loan. At December 31, 2000, we were in technical default under the Facility related to a financial covenant. The Facility has been amended to bring USOL back into compliance. The amendment changed several provisions of the Facility, which among other things, delayed the period we are able to borrow under the Facility to December 31, 2002, increased our current borrowing base, delayed the calculation of certain financial covenants until the year ended December 31, 2002, and increased limits of other financial covenants. No assurance can be given that USOL will be able to maintain compliance with the financial covenants of the Facility or, in the event of a default, that the lenders will agree to waive the default. Additionally, the amount that can be borrowed under the Facility is based on the number of cable and telephone subscribers we have. As of December 31, 2000, we had the ability under the Facility, as amended, to borrow up to approximately $12.7 million with approximately $4.5 million of the available borrowing outstanding at December 31, 2000. Accordingly, the Facility maintains certain operational covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. Management believes that the Company will attain the prescribed growth in subscribers, revenues and cash flow, and that it will have sufficient cash resources available under the Facility to fund operations. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility, which begin in 2003, management believes that the Company must continue to invest in long-term assets through September 2002. Based on management's estimates, beginning in April 2002, the borrowing base availability under the Facility may become inadequate to continue to fund the necessary growth expenditures. The Company is currently evaluating financing alternatives to determine what resources are available to continue to fund growth opportunities if resources under the Facility become unavailable during 2002.

    We maintain various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit us to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. We also have agreements with certain cable providers to purchase bulk cable signal at some of our properties. The agreements provide for us to pay fixed monthly amounts regardless of the number of customers we have at the properties. At December 31, 2000, the fixed minimum charges for all noncancelable agreements over the life of the agreements was approximately $1,492,000. Additionally, we are planning on upgrading existing head-ends to allow us the ability to provide digital cable to selected properties during 2001. The anticipated costs of such upgrades are approximately $617,000.

    TRC. At December 31, 2000, TRC had approximately $1,189,000 of cash on hand. Management believes that after making operational staff and expense reductions as a result of the termination of the GMAC Agreement, current cash on hand will be sufficient to continue to fund future operations throughout 2001, unless the note payable described below is not extended beyond its August 3, 2001, maturity date. As a result of the termination of the GMAC Agreement, certain amounts are due to TRC from GMACM, but receipt of such amounts is not assured. TRC's revenues for the year ended December 31, 2000 were minimal. In addition, TRC's note payable (the "TRC Note Payable") to Newman Financial Services, Inc. ("NFS"), an entity related to GMACM, is due on the earlier of (a) the sale of TRC, (b) the receipt of any proceeds by TRC due under the any termination of the GMAC Agreement, or (c) August 3, 2001. In the event any amounts potentially due as a result of the termination of the GMAC Agreement are not received by August 3, 2001, NFS may elect to extend the maturity date, however, there is no assurance regarding such matters.

    If TRC is not able to  negotiate  a new  agreement  with  GMACM  or  another entity,  if NFS  elects to not  extend  the  maturity  date,  or if the  amounts potentially due to TRC under the termination of the GMAC Agreement are not sufficient to repay NFS, TRC will not have a revenue source or sufficient capital to continue. Holdings and USOL have not guaranteed any amounts of the TRC Note Payable and TRC's remaining liabilities primarily consist of a $2,000,000 intercompany note payable to USOL, which is eliminated in consolidation. Should TRC's operations discontinue, the effect on the Company's financial position and results of operations would not be negatively impacted.

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

    None.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

    The directors and executive officers of the Company, and their ages as of the date of this Form 10-KSB, are as follows:

                 Name                   Age              Position
-----------------------------------     ---    ---------------------------------
Robert G. Solomon (6)(9)(10).......     38     Chairman of the Board and
                                               Chief Executive Officer
Donald E. Barlow...................     53     President, Chief Financial
                                               Officer, Chief Operating Officer
                                               and Secretary
David B. Agnew (1)(5)(6)(9)(10)....     52     Director
Mark Sampson (2)(5)(6)(8)(9).......     46     Director
Thomas E. McChesney (5)(6)(7)
(10)...............................     54     Director
Ronald L. Piasecki (3)(5)(7).......     61     Director
Roy Rose (4)(5)(8).................     43     Director
Seth R. Davis......................     46     Senior Vice President and
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

(10) Member of TRC Advisory Board

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

     Donald E. Barlow has served as President and Chief Operating Officer of the Company since December 22, 1999, Secretary since January 14, 2000 and Chief Financial Officer since March 2, 2001. He served as President, Chief Operating Officer, and Secretary of Holdings from July 22, 1999 to December 22, 1999. He served as Chief Financial Officer of US OnLine from 1996 and as President of US OnLine from March 1998. From 1973 to 1978, Mr. Barlow served as a commercial manager with Southwestern Bell Telephone. Mr. Barlow served as Senior Vice President and General Counsel (1978-1990) and as Senior Vice President of Business Development (1982-1983) for Perry Gas Companies, and from 1980 to 1982, he served as President and Chief Operating Officer for Perry Gas Processors. From 1983 to 1994, he served as Chief Financial Officer, General Counsel and Chief Operating Officer for Capitan Enterprises, Inc. From 1994 through 1996, Mr. Barlow was in the private practice of law as an attorney-mediator, acting as general counsel and negotiations consultant for early stage technology companies and a professional mediator specializing in civil disputes involving business, financial, and technology subject matters. He also provided business and financial consulting services to startup and early-stage technology companies through a separate consulting practice. During the period 1994 through 1996 he served as Chairman of the Corporation and Tax Section of the Travis County Bar Association, Vice Chairman of the Alternative Dispute Resolution Section of the Travis County Bar Association, and a member of the Board of the Travis County Chapter of the Association of Attorney Mediators, and he was an adjunct instructor of mediation and negotiations at the University of Texas School of Law. Mr. Barlow received both his B.A. and J.D. degrees from the University of Texas in 1969 and 1972, respectively, and his M.B.A. from Southern Methodist University in 1973. Mr. Barlow is a Certified Public Accountant.

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

    The Board of Directors has formed four committees and one advisory board: the Audit Committee; the Compensation Committee; the Executive Committee; the Nominations Committee; and, the TRC Advisory Board.

    The Audit Committee is responsible for providing assurance that financial disclosures made by management of the Company reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by management, reviews with management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of management representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities. The Audit Committee consists of two outside directors and is chaired by Mr. McChesney.

    The Compensation Committee is responsible for reviewing and approving all proposals concerning or related to the establishment or change of benefit plans, salaries, bonus plans and other compensation. Additionally, the Compensation Committee is responsible for the administration of all stock option or similar incentive plans. The Compensation Committee consists of two outside directors and is chaired by Mr. Sampson.

    The Executive Committee may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company other than the power or powers: (i) for which the delegation is, or from time to time may be, prohibited by the Certificate of Incorporation or the Bylaws of the Corporation or by the Oregon Business Corporation Act or is otherwise prohibited by applicable law, rule or regulation; (ii) to declare dividends or distributions; (iii) to incur debt or to enter into contracts on behalf of the Company in an amount in any single transaction in excess of $3.5 million; (iv) to approve any merger or other business combination between the Company and any other entity or entities; (v) to approve the sale of all or substantially all of the Company's assets; (vi) to approve the liquidation or dissolution of the Company, and (vii) to approve the Company's corporate annual budget. The Executive Committee consists of four directors, including three outside directors, and is chaired by Mr. Agnew.

    The Nominating Committee shall have the power to nominate persons to fill director vacancies caused either by resignation, removal, death or serious mental or physical illness which results in a director being unable to perform satisfactorily his or her designated functions. The Nominating Committee consists of three members, including two outside directors, and is chaired by Mr. Solomon.

    The TRC Advisory Committee was formed in May 2000 to provide a tier of review for the sole director of the TRC Board of Directors until such time that TRC expands its Board of Directors. The TRC Advisory Committee is charged with making an initial review of all matters requiring TRC Board of Director approval and making recommendations to the TRC Board of Directors regarding such matters. The affirmative recommendation of two out of three TRC Advisory Committee members shall be required prior to the TRC Board of Directors taking any board action. However, the TRC Board may vote to approve or reject any action item that is affirmatively recommended to it by the TRC Advisory Committee. The TRC Advisory Committee consists of three members, including two outside directors.

  Director Nominee

    Four of the holders of the Company's Series A. Preferred Stock (GMACM, AGL Investments No. 8 Limited Partnership, Aspen Foxtrot Investments, LLC, and Peregrine Capital, Inc.) each have the right to nominate one of the seven directors of the Company, and those directors will be elected by the holders of the Series A Preferred Stock, voting as a class and separately from all other classes and series. If the number of directors is increased or decreased, those four entities shall have the right to nominate and elect a majority of such number.

  Director Compensation

    Directors who are also executive officers of the Company receive no additional compensation for their services as directors. Directors representing or designated by holders of less than 5% of the total voting power of the Company, on a fully diluted basis, receive a retainer of $12,000 per year. Directors representing or designated by holders of 5% or more of the total voting power of the Company, on a fully diluted basis, receive a retainer of $6,000 per year. Additionally, all nonofficer directors receive $1,000 per each Board meeting attended and $500 per each committee meeting attended. All directors are entitled to be reimbursed for their reasonable travel and out-of-pocket expenses incurred in attending Board or committee meetings.
Further, directors are also eligible for stock options under the Company's option plans. In December 2000, each nonofficer director received nonqualified options to acquire 25,000 shares of the Company's common stock. Such shares were priced at 125% of the closing price on the date of grant and vest one-third upon grant and one-third on each one year anniversary date.

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


                                     SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                   Annual Compensation                 Compensation Awards
                                          --------------------------------------  ------------------------------
                                                                                   Other Annual
                                                                                   Compensation      Securities
                                                         Salary                   (4)(5)(6)(7)       Underlying
                  Name                    Fiscal Year    (1)(2)      Bonus (3)      (8)(9)(10)         Options
------------------------------------      -----------  ----------   ----------    -------------    ------------
Robert G. Solomon, CEO                       2000      $  175,000   $       --        $      --              --
                                             1999      $  140,544   $       --        $  46,750         545,000
                                             1998      $       --   $       --        $      --              --
Donald E. Barlow,
President and CFO                            2000      $  150,000   $       --        $      --              --
                                             1999      $  114,895   $       --        $  54,500         275,000
                                             1998      $       --   $       --        $      --              --
A. Roger Pease,
former CEO and President                     2000      $  105,699   $       --        $      --              --
                                             1999      $  150,000   $       --        $ 150,000              --
                                             1998      $   96,908   $   10,000        $  30,000         100,000

Jeffrey S. Sperber, former CFO               2000      $  120,000   $       --        $  80,000              --
                                             1999      $  113,558   $   30,000        $      --         100,000
                                             1998      $   88,321   $   10,000        $  10,809          33,333

Seth R. Davis, CTO                           2000      $  131,433   $       --        $      --         150,000
                                             1999      $       --   $       --        $  12,000              --
                                             1998      $       --   $       --        $      --              --

--------------

(1) Mr. Solomon's 1999 salary includes $67,409 paid by Holdings and $73,135 paid by US OnLine.

(2) Mr. Barlow's 1999 salary includes $57,485 paid by Holdings and $57,410 paid by US OnLine.

(3) Mr. Sperber was paid a $30,000 bonus in connection with relocating to Austin, Texas. In 1998, Messrs. Pease and Sperber received $10,000 bonuses for successful completion of the Company's IPO.

(4) Mr. Solomon was paid $46,750 related to compensation deferred in prior periods.

(5) Mr. Barlow wad paid $54,500 related to compensation deferred in prior periods.

(6) Mr. Pease was entitled to receive $150,000 related to a salary continuation agreement of which $60,000 was paid during 1999 with the remaining $90,000 paid in January 2000. Mr. Pease resigned as CEO effective December 23, 1999, resigned from the Board effective May 5, 2000 and resigned as an employee effective September 15, 2000.

(7) Mr. Sperber was paid $80,000 in return for termination of a salary continuation agreement in 2000.




(8) Mr. Pease was paid $10,000 per month in January through March 1998 under an oral agreement. Beginning in April 1998, the oral agreement was terminated and Mr. Pease became an employee.

(9) Mr. Sperber was a contractor from October 1997 through February 15, 1998. He became an employee effective February 16, 1998.

(10) Mr.  Davis  was  paid  $12,000   during  1999   pursuant  to  a  consulting
     arrangement. He became an employee effective January 14, 2000.



  Employment Agreements

     The Company has entered into Employment Agreements with Messrs. Solomon, Barlow and Davis. The terms of the agreements are substantially similar. They provide that the employees will work full time for the Company, and they will have such authority and duties as may from time to time be assigned to them by the Board of Directors, including assisting with acquisition and merger opportunities; assisting in streamlining and strengthening the Company's systems and procedures; assisting in identifying and procuring sources of capital and credit; assisting in hiring, managing, training and developing general managers for the Company and its subsidiaries and affiliates; assisting in various aspects of sales and marketing; and, assisting in improving operations. Mr. Solomon is employed as the Company's CEO. Mr. Barlow is employed as the Company's President, Chief Operating Officer and Chief Financial Officer. Mr. Davis is employed as the Company's Chief Technical Officer.

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

  Stock Incentive Plans

     The Company has the following stock option plans:

     The 1999 Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors on September 23, 1999, and approved by the shareholders on December 15, 1999. The Incentive Plan provides for the grant of incentive stock options ("ISO's"), nonstatutory stock options ("NSO's"), and restricted stock grants and stock appreciation rights ("SAR's"). ISO's are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). NSO's granted under the Incentive Plan are intended not to qualify as incentive stock options under the Code and may be issued below fair market value on the date of grant. The Incentive Plan is administered by the Board of Directors. The exercise price of ISO's may not be less than the fair market value of the Company's common stock on the date of grant and, in some cases, may not be less than 110% of such fair market value. Vesting periods are at the discretion of the Company's Board of Directors. The maximum term of options under the Incentive Plan is 10 years. The Company has reserved 3,000,000 shares for issuance under the Incentive Plan. At December 31, 2000, there were options outstanding to purchase 1,912,500 shares of common stock under the Incentive Plan.

     In connection with the Merger, the Company assumed FirstLink's two outstanding stock option plans; the FirstLink Communications, Inc. 1998-1999
Combined Incentive and Non-Qualified Stock Option Plan and the FirstLink Communications, Inc. 1997 Restated and Combined Incentive and Non-Qualified Stock Option Plan (collectively referred to as the "FirstLink Option Plans"). The number of options outstanding and exercisable at December 31, 2000 under the FirstLink Option Plans was 413,502 shares. There are no additional authorized shares available for grant under the FirstLink Option Plans at December 31, 2000.

     TRC adopted the 2000 Incentive Plan ("TRC Incentive Plan") on March 15, 2000. The TRC Incentive Plan provides for the grant of ISO's, NSO's, restricted stock grants and SAR's. ISO's are intended to qualify as incentive stock options within the meaning of Section 422 of the Code. NSO's granted under the TRC Incentive Plan are intended not to qualify as incentive stock options under the Code and may be issued below fair market value on the date of grant. The TRC Incentive Plan is administered by TRC's board of directors. The exercise price of ISO's may not be less than the fair market value of TRC's common stock on the date of grant. Vesting periods are at the discretion of TRC's board of directors. The maximum term of options under the Incentive Plan is five years. TRC has reserved 10,000,000 shares for issuance under the TRC Incentive Plan. The number of options outstanding at December 31, 2000 under the TRC Incentive Plan was 4,168,000 shares.

    The following tables set forth certain information at December 31, 2000, concerning stock options granted to and exercised by the named executive officer and the fiscal year-end value of unexercised options on an aggregated basis.


                                               OPTIONS/GRANTS

                                                                  % of Total
                                                    Number of      Options/
                                                    Securities     Grants to
                                                    Underlying    Employees      Exercise
                                                     Options/     in Fiscal        Price
                Name                  Fiscal Year     Grants         Year        ($/share)    Expiration Date
------------------------------------  -----------   ----------    ----------   ------------   ---------------
Robert G. Solomon, CEO                   2000              --         --            --              --
                                         1999         545,000        32%       $1.00 -$2.00      July 2009
                                         1998              --         --            --              --

Donald E. Barlow, President              2000              --         --            --              --
                                         1999         275,000        16%       $1.00 -$2.00      July 2009
                                         1998              --         --            --              --

A. Roger Pease,                          2000              --         --            --              --
former President and CEO                 1999              --         --            --              --
                                         1998         100,000        29%           $2.31        August 2008

Jeffrey S. Sperber, former CFO           2000              --         --            --              --
                                         1999         100,000         6%           $2.00         July 2009
                                         1998          33,333        10%           $2.31        August 2008

Seth R. Davis, CTO                       2000         150,000        53%           $3.50       January 2010
                                         1999              --         --            --              --
                                         1998              --         --            --              --







                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAREND OPTION/SAR VALUES

                                       Shares                        Number of           Value of Unexercised
                                      Acquired      Value           Unexercised              In-the-Money
                                         on        Realized       Options/SARs at           Options/SARs at
               Name                   Exercise       (1)           Fiscal Yearend          Fiscal Yearend (2)
----------------------------------    --------     --------    ----------------------  ---------------------------
Robert G. Solomon, CEO                  10,000     $ 81,550    Exercisable    262,500  Exercisable       $  8,625
                                                               Unexercisable  272,500  Unexercisable     $ 15,525

Donald E. Barlow, President               --           --      Exercisable    137,500  Exercisable       $  8,625
                                                               Unexercisable  137,500  Unexercisable     $  8,625

Jeffrey S. Sperber, CFO                 20,000      $141,850   Exercisable    130,000  Exercisable       $ 34,534
                                                               Unexercisable   50,000  Unexercisable     $     --

Seth R. Davis, CTO                        --           --      Exercisable     30,000  Exercisable       $     --
                                                               Unexercisable  120,000  Unexercisable     $     --

--------------

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal yearend and the exercise price of the options. The fair market value of the securities underlying the options, based on the closing bid price on December 31, 2000, was $1.69 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 2000 by (i) each person who owns beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares held, unless otherwise stated.



                                                              Number of                                 Percentage of
                                                         Shares Beneficially                         Shares Beneficially
                                                              Owned (1)                                     Owned
                                               --------------------------------------     ----------------------------------------
                                                                               Fully                                       Fully
                                                                              Diluted                                     Diluted
                                                 Common        Preferred       Common        Common        Preferred       Common
         Name and Address of Owner               Shares         Shares         Shares      Shares (2)     Shares (2)       Shares
---------------------------------------------  ---------      ----------    ----------     ----------     ----------      -------
GMAC Commercial Mortgage Corporation (3).        653,646        398,900      5,639,896         7.3%          27.1%          20.6%
650 Drescher Road
Horsham, PA 19044

AGL Investments No. 8 Limited Partnership        501,646        398,900      5,487,896         5.7%          27.1%          20.2%
(4)
1050 17th Street, Suite 1200
Denver, CO 80265

Aspen Foxtrot Investments, LLC (5).......      2,090,372        180,000      4,340,372        22.6%          12.2%          15.7%
2757 - 44th Street SW
Grand Rapids, MI 49509

Peregrine Capital, Inc. (6)..............      1,188,933        200,000      3,688,933        13.8%          13.6%          13.6%
9725 Beaverton Hillsdale Highway, Suite 350
Beaverton, OR 97005

German American Capital Corporation (7)..        112,420        140,000      1,862,420         1.3%           9.5%           6.9%
31 West 52nd Street, 14th Floor
New York, NY 10019

Robert G. Solomon (8)....................        537,500             --        537,500         6.0%           0.0%           2.0%
10300 Metric Boulevard
Austin, TX 78758

Donald E. Barlow (9).....................        287,520             --        287,500         3.3%           0.0%           1.1%
10300 Metric Boulevard
Austin, TX 78758

Seth R. Davis (10).......................         70,000             --         70,000        <1%             0.0%          <1%
10300 Metric Boulevard
Austin, TX 78758

Thomas E. McChesney (11).................        150,941             --        150,941         1.7%           0.0%          <1%
200 SW Market Street
Portland, OR 97201

All Executive Officers and Directors as a      5,480,538      1,177,800     20,203,038        61.2%          79.9%          73.9%
Group (8 persons) (12)...................

--------------

(1) Except as set forth in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares. Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of December 31, 2000, or within sixty (60) days of such date, are all treated as outstanding when determining the percent of the class owned by such person and when determining the percent owned by a group.

(2) Applicable percentage is based on 8,623,217 shares of common stock outstanding on March 1, 2001 and 1,474,400 shares of preferred stock which convert into 18,430,000 shares of common stock.





(3) Includes 4,986,250 shares of common stock underlying 398,900 shares of Series A Preferred Stock, 320,313 shares of common stock paid as preferred stock dividends, 325,000 shares underlying common stock purchase warrants and 8,333 shares underlying presently exercisable stock options held by Mr. Sampson.

(4) Includes 4,986,250 shares of common stock underlying 398,900 shares of Series A Preferred Stock, 320,313 shares of common stock paid as preferred stock dividends, 173,000 shares underlying presently exercisable common stock purchase warrants and 8,333 shares underlying presently exercisable stock options held by Mr. Agnew. The ultimate general partner of AGL Investments No. 8 Limited Partnership is AGLPGP No. 8, Inc. ("AGLP, Inc."). David B. Agnew is the sole director and shareholder of AGLP, Inc. and, accordingly, may be deemed to be the beneficial owner of common stock held by AGL Investments No. 8 Limited Partnership. Mr. Agnew is also a manager of AGL Capital Investments, LLC, which owns the 173,000 common stock purchase warrants. Accordingly, he may be deemed to share voting and dispositive power with respect to the common stock purchase warrants with the other manager thereof. Mr. Agnew disclaims beneficial ownership of common stock held of record by AGL Investments No. 8 Limited Partnership and shares issuable upon the exercise of warrants to purchase common stock held by AGL Capital Investments, LLC.

(5) Includes 1,312,500 shares owned of common stock (1,000,000 of which are under a three-year promissory note), 2,250,000 shares of common stock underlying 180,000 shares of Series A Preferred Stock, 144,539 shares of common stock paid as preferred stock dividends, 625,000 shares underlying common stock purchase warrants and 8,333 shares underlying presently exercisable stock options held by Mr. Piasecki.

(6) Owned by 10 limited liability companies controlled by Peregrine Capital, Inc. Includes 1,020,000 shares of common stock owned (1,000,000 of which are under a three-year promissory note), 2,500,000 shares of common stock underlying 200,000 shares of Series A Preferred Stock, 160,600 shares of common stock paid as preferred stock dividends and 8,333 shares underlying presently exercisable stock options held by Mr. Rose.

(7) Includes 937,500 shares of common stock underlying 75,000 shares of Series B Preferred Stock, 812,500 shares of common stock underlying 65,000 shares of Series A Preferred Stock and 112,420 shares of common stock paid as preferred stock dividends. However, under the terms of the Series A and Series B Preferred Stock, German American Capital Corp. may not convert shares of nonvoting Series B Preferred Stock into voting Series A Preferred Stock or common stock in amounts that would cause its percentage of voting stock in the Company to be above 5%.

(8) Includes 275,000 shares of common stock owned and presently exercisable stock options to purchase 262,500 shares of common stock.

(9) Includes 150,000 shares of common stock owned and presently exercisable stock options to purchase 137,500 shares of common stock.

(10) Includes presently exercisable stock options to purchase 70,000 shares of common stock.

(11) Includes 84,540 shares of common stock owned, 6,667 shares held by the McChesney Family LLC, 2,222 shares of common stock owned by Mr. McChesney's wife and 600 shares owned by Mr. McChesney's minor daughter. He disclaims beneficial ownership of the shares owned by the family LLC, his wife and daughter. Also includes 21,912 and 35,000 shares of common stock underlying presently exercisable common stock purchase warrants and stock options, respectively.

(12) GMAC  Commercial  Mortgage  Corporation,   AGL  Investment  No.  8  Limited
     Partnership, Aspen Foxtrot Investments, LLC and Peregrine Capital, Inc. are deemed to have director ownership through their director nominees.



Item 12. Certain Relationships and Related Transactions.

    During 2000, Newman Financial Services, Inc. ("NFS"), a subsidiary of GMACM (a substantial shareholder of the Company), loaned $5 million to TRC under a secured promissory note agreement. In connection with the note agreement, the Company paid an arrangement fee in the amount of $150,000 to Newman &
Associates, Inc. ("Newman"), an investment banking firm and a wholly owned subsidiary of GMACM. Mr. Sampson is the Managing Director of Corporate Finance at Newman.

    During 2000, the Company entered into a six-month business consulting agreement with Redfire, Inc. ("Redfire") to assist the Company with an operational and strategic evaluation. Pursuant to such agreement, the Company is to pay Redfire $25,000 per month. Mr. Rose is an owner of Redfire. The Company paid Redfire $50,000 during 2000. This agreement was terminated on March 29, 2001.

    During 2000, Mr. Solomon and Brian Kushner, President of TRC, exercised 1,200,000 options for TRC common stock at an exercise price of $0.50 per share. The consideration for each exercise was in the form of a secured note, which is recourse as to interest. The notes accrue interest semi-annually at 6.23% and the entire principal amount, plus accrued interest, shall be due and payable on the earlier of 60 days from the termination of employment or July 20, 2005.

     The Company engaged Newman to broker the sale of preferred stock and obtain a senior credit facility on behalf of the Company. Pursuant to the agreement in July 1999, the Company sold $37 million of preferred stock and received a commitment for a $35 million senior credit facility. Newman received a total of $3,290,000 in fees for brokering these transactions.

    The Company's senior credit facility is being provided by BNP Paribas and Deutsche Bank AG. Affiliates of both of these entities are substantial shareholders of the Company. The Company paid commitment and administrative fees of $460,191 and $875,000 during 2000 and 1999, respectively, in connection with the Facility.

    Each of the above transactions were approved or ratified by a majority of disinterested directors. The Board of Directors has determined that any future transactions with officers, directors, or principal stockholders will be approved by the disinterested directors and will be on terms no less favorable than could be obtained from an unaffiliated third party. The Board of Directors will obtain independent counsel or other independent advice to assist in that determination.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Index to Exhibits on page 26 of this Report.

(b)      None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 17, 2001.

                                                      USOL HOLDINGS, INC.


                                                      By: /s/ Robert G. Solomon
                                                          ----------------------
                                                          Robert G. Solomon, CEO


                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert G. Solomon and Donald E. Barlow, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                            Title                   Date
------------------------------------   -----------------------    --------------

/s/ Robert G. Solomon                  Chief Executive Officer    April 17, 2001
------------------------------------   and Director
Robert G. Solomon

/s/ Donald E. Barlow                   President, Chief           April 17, 2001
------------------------------------   Operating Officer,
Donald E. Barlow                       Chief Financial Officer
                                       and Secretary

/s/ Thomas E. McChesney                Director                   April 17, 2001
------------------------------------
Thomas E. McChesney

/s/ David B. Agnew                     Director                   April 17, 2001
------------------------------------
David B. Agnew

                                       Director                   April __, 2001
------------------------------------
Mark Sampson

                                       Director                   April __, 2001
------------------------------------
Roy Rose

/s/ Ronald L. Piasecki                 Director                   April 17, 2001
------------------------------------
Ronald L. Piasecki


                                               INDEX TO EXHIBITS
                                                  FORM 10-KSB

                                                                               Incorporated by
Number                          Description                                     Reference to
----------     --------------------------------------------     ----------------------------------------------
2.1            Agreement and Plan of Merger and                 Exhibit 1.1 to the Current Report on Form 8-K
               Reorganization dated as of July 21, 1999         dated July 21, 1999 (File No. 01-14271)
               between FirstLink Communications, Inc.
               and USOL Holdings, Inc.
3.1(I)         Articles of Incorporation                        Exhibit 3.1 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
3.1(I)(a)      Amendment to Articles of Incorporation           Exhibit 4.1 to the Current Report on
                                                                Form 8-K dated December 22, 1999
                                                                (File No. 01-14271)
3.1(I)(b)      Amendment to Articles of Incorporation (to       Appendix D to  the Company's Proxy Statement
               change the name)                                 filed November 12, 1999
3.1(ii)        Bylaws                                           Exhibit 3.2 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.1            Specimen Common Stock share certificate          Exhibit 4.1 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.2            Form of Warrant Agreement (with Form of          Exhibit 4.2.1 to the Registration Statement
               Warrant Certificate)                             on Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.3            Form of Lock Up Agreement with certain           Exhibit 4.3 to the Registration Statement on
               Securityholders                                  Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.5            Registration Rights Agreement                    Exhibit 4.5 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.6            Form of Lock Up Agreement with certain           Exhibit 4.6 to the Registration Statement on
               Securityholders                                  Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.7            Certificate of Designations, Preferences,        Exhibit 4.2 to the Current Report on
               Limitations and Relative Rights of Series A      Form 8-K filed December 22, 1999
               Convertible Preferred Stock                      (File No. 01-14271)
4.8            Certificate of Designations, Preferences,        Exhibit 4.3 to the Current Report on
               Limitations and Relative Rights of Series B      Form 8-K filed December 22, 1999
               Convertible Preferred Stock                      (File No. 01-14271)
4.9            Agreement Among Investors dated July 21, 1999    Exhibit 99.1 to Schedule 13D filed
                                                                January 3, 2000
4.10           Preferred Stockholder Registration Rights        Exhibit 99.5 to Schedule 13D filed
               Agreement dated July 21, 1999                    January 3, 2000
4.11           Common Stockholder and Warrant Holder            Exhibit 99.6 to Schedule 13D filed
               Registration Rights Agreement dated July 21,     January 3, 2000
               1999
10.1           Employment Agreement dated July 21, 1999         Exhibit 10.1 to the Current Report on
               between the Company and Robert Solomon           Form 10-KSB filed March 30, 2000 (File No.
                                                                011-14271)




                                                                               Incorporated by
Number                          Description                                     Reference to
----------     --------------------------------------------     ----------------------------------------------
10.2           Employment Agreement dated July 21, 1999         Exhibit 10.2 to the Current Report on Form
               between the Company and Donald Barlow            10-KSB filed March 30, 2000 (File No.
                                                                011-14271)
10.3           Employment Agreement dated January 14, 2000      Exhibit 10.3 to the Current Report on Form
               between the Company and Seth Davis               10-KSB filed March 30, 2000 (File No.
                                                                011-14271)
10.4           Credit Agreement dated December 30, 1999         Exhibit 10.4 to the Current Report on Form
               between the Company and BNP Paribas              10-KSB filed March 30, 2000 (File No.
                                                                011-14271)
10.5           1997 Restated Combined Incentive Stock           Exhibit 99.1 to Form S-8 filed December 17,
               Option and Nonqualified Stock Option Plan        1999
10.6           1998-1999 Combined Incentive Stock Option        Exhibit 99.2 to Form S-8 filed December 17,
               and Nonqualified Stock Option Plan               1999
10.7           1999 Incentive Plan                              Appendix E to the Company's Definitive Proxy
                                                                Statement filed on November 12, 1999
10.8           Amendment, Consent and Waiver dated June 2,      Filed herewith
               2000 between the Company and those other
               parties listed in the first paragraph of
               this exhibit
10.9           Amendment, Consent and Waiver dated              Filed herewith
               September 8, 2000 between the Company and
               those other parties listed in the first
               paragraph of this exhibit
10.10          Third Amendment to Credit Agreement dated        Filed herewith
               March 6, 2001 between the Company and those
               oather parties listed in the first paragraph
               of this exhibit
23.1           Consent of Arthur Andersen LLP                   Filed herewith
24.1           Power of Attorney                                See page 25



                          INDEX TO FINANCIAL STATEMENTS

USOL HOLDINGS, INC.                                                        Page
                                                                           ----
Report of Independent Public Accountants.............................       F-2
Consolidated Balance Sheet...........................................       F-3
Consolidated Statements of Operations................................       F-4
Consolidated Statements of Stockholders' Equity......................       F-5
Consolidated Statements of Cash Flows................................       F-6
Notes to Consolidated Financial Statements...........................       F-7


U.S. ONLINE COMMUNICATIONS, INC. (predecessor to USOL Holdings, Inc.)
Report of Independent Public Accountants.............................       F-23
Consolidated Statement of Operations.................................       F-24
Consolidated Statement of Cash Flows.................................       F-25
Notes to Consolidated Financial Statements...........................       F-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
USOL Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of USOL Holdings, Inc. (an Oregon corporation), and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, and for the period from inception (May 12, 1999) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USOL Holdings, Inc., and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the period from inception (May 12, 1999) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Austin, Texas
April 12, 2001


                               USOL HOLDINGS, INC.
                               -------------------

                  CONSOLIDATED BALANCE SHEET--DECEMBER 31, 2000
                  ---------------------------------------------

                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $   4,804,992
   Accounts receivable, net                                                                   1,237,254
   Note receivable, related party                                                               169,011
   Other current assets                                                                         314,829
                                                                                          -------------
                         Total current assets                                                 6,526,086

PROPERTY AND EQUIPMENT, net                                                                  21,066,303

GOODWILL AND OTHER INTANGIBLES, net                                                          32,117,588

DEFERRED LOAN COSTS                                                                           2,072,523

OTHER ASSETS                                                                                    154,535
                                                                                          -------------
                         Total assets                                                     $  61,937,035
                                                                                          =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                       $   1,674,001
   Accrued liabilities                                                                        2,760,778
   Preferred dividends payable                                                                1,110,000
   Deferred revenue                                                                             717,836
   Current portion of capital lease obligations                                                 565,141
   TRC note payable including accrued interest, related party                                 5,250,972
                                                                                          -------------
                         Total current liabilities                                           12,078,728
                                                                                          -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                               1,189,445
                                                                                          -------------

LONG-TERM DEBT                                                                                4,500,000
                                                                                          -------------

OTHER LONG-TERM LIABILITIES                                                                      63,770
                                                                                          -------------

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST                                                                                97,721
                                                                                          -------------

STOCKHOLDERS' EQUITY:
   Convertible  preferred  stock,  no par value,  5,000,000  shares  authorized-
     Series A, 1,323,000 shares issued and outstanding;  liquidation  preference
     of $33,075,000                                                                         30,629,059
     Series B, 155,000 shares issued and outstanding; liquidation preference of
       $3,875,000                                                                            3,588,439
   Common stock, no par value, 50,000,000 shares authorized, 8,078,603 shares
     issued and outstanding                                                                 43,917,695
   Deferred compensation                                                                      (451,903)
   Accumulated deficit                                                                     (33,675,919)
                                                                                          ------------
                         Total stockholders' equity                                         44,007,371
                                                                                          ------------
                         Total liabilities and stockholders' equity                       $ 61,937,035
                                                                                          ============


        The accompanying notes are an integral part of this consolidated financial statement.



                               USOL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            Inception (May
                                                                                                              12, 1999)
                                                                                             Year Ended         through
                                                                                            December 31,     December 31,
                                                                                                2000             1999
                                                                                          --------------    --------------
REVENUES                                                                                  $  10,237,683     $   3,140,163
                                                                                          -------------     -------------

OPERATING EXPENSES:
   Operating                                                                                  8,107,281         2,528,953
   Selling, general and administrative                                                       10,898,757         3,186,502
   Depreciation and amortization                                                              6,302,874         1,265,671
   Stock compensation expense                                                                   624,523         1,023,874
   Write down of long-term assets                                                             1,870,551                --
   Impairment of TRC assets                                                                   3,785,789                --
                                                                                          -------------     -------------

                         Total operating expenses                                            31,589,775         8,005,000
                                                                                          -------------     -------------

LOSS FROM OPERATIONS                                                                        (21,352,092)       (4,864,837)

INTEREST INCOME (EXPENSE), net                                                               (1,075,961)          165,608

LOSS ON DISPOSAL OF ASSETS                                                                      (89,283)               --
                                                                                          -------------     -------------

LOSS BEFORE MINORITY INTEREST                                                               (22,517,336)       (4,699,229)
                                                                                          -------------     -------------

MINORITY INTEREST IN (INCOME) LOSS OF A SUBSIDIARY                                              (56,447)           10,426
                                                                                          -------------     -------------

                         Net loss                                                         $ (22,573,783)    $  (4,688,803)
                                                                                          =============     =============

PREFERRED STOCK DIVIDENDS                                                                    (4,440,000)       (1,973,333)
                                                                                          -------------     -------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                                  $ (27,013,783)    $  (6,662,136)
                                                                                          =============     =============

BASIC AND DILUTED LOSS PER COMMON SHARE                                                           (3.50)    $       (2.67)
                                                                                          =============     =============

BASIC AND DILUTED WEIGHTED--AVERAGE COMMON SHARES OUTSTANDING                                 7,715,490         2,492,421
                                                                                          =============     =============
   OUTSTANDING


        The accompanying notes are an integral part of these consolidated financial statements.


                               USOL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               Common Stock         Preferred Stock Shares   Preferred Stock Amounts
                                                          ----------------------   ------------------------  -----------------------
                                                            Shares       Amount      Series A      Series B    Series A     Series B
                                                          ---------  -----------   ----------      --------  ----------   ----------
INITIAL CAPITAL CONTRIBUTION:                               425,000  $       425          --            --   $       --   $       --
   Stock compensation expense on initial contribution            --      849,575          --            --           --           --
   Sale of common stock for cash and notes, net of
     offering costs of $325,000                           2,000,000    3,675,000          --            --           --           --
   Stock subscription receivable                                 --   (3,674,000)                       --           --           --
   Sale of preferred stock, net of offering costs of
     $2,736,200                                                  --           --    1,325,000      155,000    30,675,361   3,588,439
   Warrants issued in connection with issuance of
     preferred stock                                             --      146,200           --           --            --          --
   Common stock issued in connection with asset
     acquisition                                            750,000    1,500,000           --           --            --          --
   Common stock warrants issued in connection with
     asset acquisition                                           --    1,668,600           --           --            --          --
   Common stock and other equity securities
     issued in connection with acquisition of
     FirstLink                                            3,717,668   32,051,611           --           --            --          --
   Deferred compensation on stock options                        --      518,500           --           --            --          --
   Amortization of deferred compensation                         --           --           --           --            --          --
   Preferred stock dividends                                     --           --           --           --            --          --
   Net loss                                                      --           --           --           --            --          --
                                                         ----------  -----------   ----------   ----------   ----------- -----------

BALANCES, December 31, 1999                               6,892,668   36,735,911    1,325,000      155,000    30,675,361   3,588,439
   Preferred stock dividends paid in common stock           688,813    5,303,333           --           --            --          --
   Exercise of warrants                                     231,622      708,201           --           --            --          --
   Exercise of options                                      233,000      391,723           --           --            --          --
   Stock grants                                               7,500       57,225           --           --            --          --
   Compensation expense on stock options                         --      135,000           --           --            --          --
   Deferred compensation on stock options                        --      540,000           --           --            --          --
   Amortization of deferred compensation                         --           --           --           --            --          --
   Conversion of preferred shares to common                  25,000       46,302       (2,000)          --       (46,302)         --
   Preferred stock dividends                                     --           --           --           --            --          --
   Net loss                                                      --           --           --           --            --          --
                                                         ----------  -----------   ----------   ----------   ----------- -----------

BALANCES, December 31, 2000                               8,078,603  $43,917,695    1,323,000      155,000   $30,629,059  $3,588,439
                                                         ==========   ===========  ==========   ==========   ============ ==========

        The accompanying notes are an integral part of these consolidated financial statements.


                               USOL HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (cont.)

                                                                                         Total
                                                           Deferred    Accumulated   Stockholders'
                                                         Compensation    Deficit        Equity
                                                         ------------  -----------   -------------
INITIAL CAPITAL CONTRIBUTION:                            $       --  $         --   $        425
   Stock compensation expense on initial contribution            --            --        849,575
   Sale of common stock for cash and notes, net of
     offering costs of $325,000                                  --            --      3,675,000
   Stock subscription receivable                                 --            --     (3,674,000)
   Sale of preferred stock, net of offering costs of
     $2,736,200                                                  --            --     34,263,800
   Warrants issued in connection with issuance of
     preferred stock                                             --            --        146,200
   Common stock issued in connection with asset
     acquisition                                                 --            --      1,500,000
   Common stock warrants issued in connection with
     asset acquisition                                           --            --      1,668,600
   Common stock and other equity securities
     issued in connection with acquisition of
     FirstLink                                                   --            --     32,051,611
   Deferred compensation on stock options                  (518,500)           --             --
   Amortization of deferred compensation                    174,299            --        174,299
   Preferred stock dividends                                     --    (1,973,333)    (1,973,333)
   Net loss                                                      --    (4,688,803)    (4,688,803)
                                                         ----------  ------------   ------------

BALANCES, December 31, 1999                                (344,201)   (6,662,136)    63,993,374
   Preferred stock dividends paid in common stock                --            --      5,303,333
   Exercise of warrants                                          --            --        708,201
   Exercise of options                                           --            --        391,723
   Stock grants                                                  --            --         57,225
   Compensation expense on stock options                         --            --        135,000
   Deferred compensation on stock options                  (540,000)           --             --
   Amortization of deferred compensation                    432,298            --        432,298
   Conversion of preferred shares to common                      --            --             --
   Preferred stock dividends                                     --    (4,440,000)    (4,440,000)
   Net loss                                                      --   (22,573,783)   (22,573,783)
                                                         ----------  -------------  ------------
BALANCES, December 31, 2000                              $ (451,903) $(33,675,919)  $ 44,007,371
                                                         ==========  ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5A



                               USOL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Inception (May
                                                                                                                12, 1999)
                                                                                             Year Ended          through
                                                                                            December 31,       December 31,
                                                                                                2000               1999
                                                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $  (22,573,783)   $   (4,688,803)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                             6,302,874         1,265,671
     Minority interest                                                                            56,447           (10,426)
     Amortization of deferred loan costs                                                         325,098                --
     Stock compensation expense                                                                  624,523         1,023,874
     Write down of long-term assets                                                            1,870,551                --
     Impairment of TRC assets                                                                  3,785,789                --
     Loss on disposal of assets                                                                   89,283                --
     Changes in operating assets and liabilities-
       Accounts receivable, net                                                                 (701,992)         (102,082)
       Other current assets                                                                     (611,756)          (20,634)
       Accounts payable and accrued expenses                                                     605,020         1,091,967
       Other liabilities                                                                         296,447            52,520
                                                                                          --------------    --------------
                        Net cash used in operating activities                                 (9,931,499)       (1,387,913)
                                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit on equipment                                                                               --        (2,454,707)
   Purchases of property, equipment and other                                                 (8,415,938)       (3,012,044)
   Cash paid for acquisitions, net of cash acquired                                                   --        (9,325,529)
   Proceeds from sale of assets                                                                  194,998                --
   Loan to related party                                                                         (66,269)         (100,000)
                                                                                          --------------    --------------
                        Net cash used in investing activities                                 (8,287,209)      (14,892,280)
                                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                                              (597,017)       (2,712,818)
   Borrowings under senior credit facility                                                     4,500,000                --
   Proceeds from TRC note payable                                                              5,000,000                --
   Payment of deferred financing costs                                                          (616,718)       (1,780,903)
   Proceeds from sale of preferred stock, net of cash
     offering costs of $2,590,000                                                                     --        34,410,000
   Proceeds from sale of common stock                                                                 --             1,425
   Proceeds from exercise of options/warrants                                                  1,099,924                --
                                                                                          --------------    --------------
                        Net cash provided by financing activities                              9,386,189        29,917,704
                                                                                          --------------    --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (8,832,519)       13,637,511

CASH AND CASH EQUIVALENTS, beginning of period                                                13,637,511                --
                                                                                          --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                                       4,804,992    $   13,637,511
                                                                                          ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                                 $      768,249    $      977,511
   Net assets acquired from acquisitions                                                              --         2,968,612
   Deferred compensation                                                                         540,000           518,500
   Issuance of common stock as payment of preferred stock dividends and
     warrants in connection with acquisitions                                                  5,303,333         3,168,600
   Common stock issued for notes                                                                      --         3,674,000
   Discount recorded on issuance of common stock                                                      --           325,000
   Accretion of dividends on preferred stock                                                   4,440,000         1,973,333



        The accompanying notes are an integral part of these consolidated financial statements.

                               USOL HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                DECEMBER 31, 2000
                                -----------------

1.  BUSINESS

    USOL Holdings, Inc. (formerly FirstLink Communications, Inc.), an Oregon corporation, its wholly owned subsidiary USOL, Inc. and USOL, Inc.'s 50% owned subsidiary, U.S. Austin Cable Association I, Ltd. ("USAC") (collectively referred to herein as "USOL"), provide integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums ("MDUs") in Texas, Oregon, Virginia and Colorado. The services are provided to the tenants in accordance with long-term operating agreements between USOL and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either USOL or the local telephone and long distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize USOL.

    USOL owns a 98% interest in  TheResidentClub,  Inc. ("TRC"). As discussed in
Note 3, TRC was formed to utilize assets and contract rights acquired from GMAC Commercial Mortgage Corporation ("GMACM") on July 21, 1999. The assets and contract rights purchased were to be used to pursue a business model based upon providing a range of move-in and lifestyle enhancement services solely for the MDU market that would utilize the Internet. In the fourth quarter of 2000, management modified TRC's business model resulting in an impairment of certain long-term assets including property and equipment and related goodwill associated with products that will not ultimately be used. Management is currently pursuing a business model for TRC which provides for the development of a private-labeled Internet service portal for GMACM and related entities; however, on April 10, 2001, GMACM terminated the agreement with TRC related to the development and operation of this private-labeled Internet service portal. See Note 4 for a further discussion of these matters.

    USOL Holdings, Inc., USOL, Inc., USAC and TRC are collectively referred to herein as the Company.

2.  LIQUIDITY

    The Company has not generated cash from operations since inception, and both its operations and purchases of property and equipment to expand its subscriber base have been funded primarily from its initial equity financing, which occurred in July 1999. In addition, the Company borrowed $4.5 million against its senior credit facility (the "Facility") during the last half of 2000.

    At December 31, 2000, the Company was in technical default under the Facility related to a financial covenant. In March 2001, the Facility was amended to bring the Company back into compliance. Under the Facility, as amended, the Company has the ability to borrow up to $35 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the Company's number of cable and telephone subscribers, with a total available borrowing base of approximately $12.7 million at December 31, 2000, of which $4.5 million has been borrowed against. In order to fund expected future cash resource needs, the Company must continue to increase its subscriber base and revenues. Accordingly, the Facility maintains certain operational covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. Management believes that the Company will attain the prescribed growth in subscribers, revenues and cash flow, and that it will have sufficient cash resources available under the Facility to fund operations. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility beginning in 2003 (see Note 7), management believes that the Company must continue to invest in long-term assets through September 2002. Based on management's estimates, beginning in April 2002, the borrowing base availability under the Facility may become inadequate to continue to fund the necessary growth expenditures. The Company is currently evaluating financing alternatives to determine what resources are available to continue to fund growth opportunities if resources under the Facility become unavailable during 2002.

3.  ORGANIZATION AND BASIS OF PRESENTATION
    --------------------------------------

    On December 15, 1999, the  shareholders  of FirstLink  Communications,  Inc.
("FirstLink")  approved  a  merger  (the  "Merger")  with  USOL  Holdings,  Inc.
("Holdings"), a Delaware corporation, in a stock for stock transaction with FirstLink as the legal survivor. The Merger was completed on December 22, 1999, and FirstLink changed its name to USOL Holdings, Inc.

    The Merger was accounted for as a reverse merger under the purchase method of accounting. Accordingly, Holdings has been treated as the accounting acquirer. The excess of purchase price over the fair market value of FirstLink's net assets has been recorded as goodwill and is being amortized over a 10-year period. The purchase price of $32,051,611 was allocated as follows:

Current assets                                         $   2,466,584
Fixed assets                                               1,559,060
Current liabilities                                         (803,968)
Capital leases                                              (177,277)
Other liabilities                                            (50,700)
Goodwill                                                  29,057,912
                                                       -------------
                                                       $  32,051,611
                                                       =============

    Holdings was formed on May 12, 1999, for the purpose of acquiring entities providing telecommunications, cable television, Internet access and other services to residents of MDUs. On July 21, 1999, Holdings, through its subsidiary USOL, purchased substantially all of the assets and certain liabilities of U.S. OnLine Communications, Inc. (US OnLine). US OnLine provided telecommunications and cable television services to residents of MDUs in Texas, Virginia and Colorado. Pursuant to the asset purchase agreement, Holdings exchanged 750,000 shares of its common stock valued at $2.00 per share, warrants to purchase 1,500,000 shares of its common stock at an exercise price of $5.50 per share and $845,000 of cash. The Company valued the warrants using the Black-Scholes pricing model at approximately $1,324,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock price of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The total purchase price was $3,669,800. The acquisition was accounted for under the purchase method of accounting with the purchase price allocated as follows:

Current assets                                         $    2,357,577
Fixed assets                                               13,648,334
Other assets                                                1,029,117
Current liabilities                                       (16,823,702)
Minority interest                                            (236,413)
Goodwill                                                    3,694,887
                                                       --------------
                                                       $    3,669,800
                                                       ==============

    Also on July 21, 1999, Holdings, through its subsidiary TRC, purchased certain assets and contract rights from GMACM. Pursuant to the asset purchase agreement, the purchase price of $2,843,800 consisted of cash of $2,500,000 and a warrant to purchase 325,000 shares of Holdings' common stock at an exercise price of $2.00 per share. Holdings' valued this warrant using the Black-Scholes pricing model at approximately $343,800. The Black-Scholes valuation was based on the warrant terms using Holdings' then current stock value of $2.00 per share and a volatility percentage representative of a public company operating in this industry. The acquisition was accounted for as a purchase with the entire purchase price being recorded as goodwill.

    The accompanying 1999 consolidated statements of operations and cash flows reflect the results of operations and cash flows for Holdings for the period from inception (May 12, 1999) through December 22, 1999, and the results of operations and cash flows for the Company from December 23, 1999, through December 31, 1999.

    The table below reflects the unaudited combined results of the Company, US OnLine and FirstLink as if the acquisitions had taken place at the beginning of fiscal 1999. The results of operations of the Company are for the period from inception through December 31, 1999, the operations of US OnLine are from January 1, 1999, through its acquisition by the Company effective June 30, 1999, and the operations of FirstLink are for the period from January 1, 1999, through December 22, 1999:


                                                 The            US OnLine          FirstLink
                                               Company       (Preacquisition)     (Premerger)        Combined
                                            --------------   ----------------   -------------     ---------------
                                                                                  (Unaudited)       (Unaudited)
Revenues                                    $   3,140,163      $  2,831,079     $  1,389,093      $    7,360,335
Loss from operations                           (4,864,837)       (1,702,753)      (2,207,540)         (8,775,130)
Loss before minority interest                  (4,699,229)       (3,503,394)      (2,207,540)        (10,410,163)
Net loss                                       (4,688,803)       (3,500,980)      (2,312,534)        (10,502,317)


4.  BUSINESS ACTIVITIES OF TRC
    --------------------------

Prior Business Model and Related Impairment
-------------------------------------------

    As described in Notes 1 and 3, USOL owns a majority interest in TRC. The assets and contract rights originally purchased from GMACM were to be used to pursue a business model based upon providing a range of move-in and lifestyle enhancement services solely for the MDU market that would utilize the Internet. In the fourth quarter of 2000, management modified TRC's business model resulting in an impairment of certain long-term assets including property and equipment and related goodwill associated with products that will not ultimately be used. The impairment charges include the following fair value write down recorded during the year ended December 31, 2000:

Property and equipment                $1,420,000
TRC related goodwill                   2,366,000
                                      ----------
Total write down                      $3,786,000
                                      ==========

TRC Note Payable to Related Party
---------------------------------

    In August 2000, Newman Financial Services, Inc. ("NFS"), an entity related to GMACM, loaned $5 million to TRC under a secured promissory note agreement (the "TRC Note Payable"). The TRC Note Payable matures on August 3, 2001 and bears interest at 13% per annum payable semi-annually on February 3 and August
3. The TRC Note Payable is secured by all of the common stock and assets of TRC. The TRC Note Payable provides that USOL has no monetary liability upon an event of default. The Company recorded interest expense of approximately $251,000 for the year ended December 31, 2000, related to the TRC Note Payable.

    TRC failed to make the required February 3, 2001 interest payment. NFS has waived this default and the TRC Note Payable has been amended such that the February 3, 2001 interest payment is now due on the earlier of (a) the sale of TRC, (b) the receipt of any proceeds by TRC due under any termination of the agreement between TRC and GMACM (see discussion below), or (c) August 3, 2001.

    GMACM is a significant shareholder of the Company.

Restrictions on TRC Cash and Intercompany Fundings
--------------------------------------------------

    As provided in the TRC Note Payable agreement, TRC's cash (approximately $1,189,000 at December 31, 2000) is for use by TRC only and is not available for general use by the Company. In addition, the Facility prohibits the Company from allowing TRC to have outstanding intercompany fundings in excess of $2,000,000, excluding interest charges, all of which has been used by TRC at December 31, 2000.

GMAC Agreement
--------------

    In August 2000, TRC entered into a four-year services and technology agreement with GMACM (the "GMAC Agreement") to develop a private-labeled Internet service portal for GMACM. Under the terms of the GMAC Agreement, TRC was given deadlines to achieve certain milestones throughout the term of the GMAC Agreement, with GMACM guaranteeing certain financial reimbursements and minimum customer levels. As part of a January 2001 amendment to the GMAC Agreement, TRC and GMACM agreed to temporarily delay certain provisions on the GMAC Agreement in order to allow sufficient time for GMACM and TRC to modify the GMAC Agreement. The amendment further stated that if TRC and GMACM were not able to modify the GMAC Agreement, either party would have until April 14, 2001 to terminate it. On April 10, 2001, GMACM sent formal notice of termination to TRC, but as part of the termination also continued to negotiate with TRC by offering additional proposals for which a new agreement might be reached.

Management's Plan for TRC and TRC's Ability to Continue
-------------------------------------------------------

    At December 31, 2000, TRC had approximately $1,189,000 of cash on hand. Management believes that after making operational staff and expense reductions as a result of the termination of the GMAC Agreement, current cash on hand will be sufficient to continue to fund future operations throughout 2001, unless uncertainties surrounding TRC's ability to repay the TRC Note Payable to NFS, as described below, are not resolved. As a result of the termination of the GMAC Agreement, certain amounts are due to TRC from GMACM, but receipt of such amounts is not assured. TRC's revenues for the year ended December 31, 2000 were minimal. In addition, in the event any amounts potentially due as a result of the termination of the GMAC Agreement are not received by August 3, 2001, the TRC Note Payable will become due. NFS may elect to extend the maturity date, however, there is no assurance regarding such matters.

    If TRC is not able to  negotiate  a new  agreement  with  GMACM  or  another entity,  if NFS  elects to not  extend  the  maturity  date,  or if the  amounts potentially due to TRC under the termination of the GMAC Agreement are not sufficient to repay NFS, TRC will not have a revenue source or sufficient capital to continue. Holdings and USOL have not guaranteed any amounts of the TRC Note Payable and TRC's remaining liabilities primarily consist of a $2,000,000 intercompany note payable to USOL, which is eliminated in consolidation. Should TRC's operations discontinue, the effect on the Company's financial position and results of operations would not be negatively impacted.

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Principles of Consolidation
---------------------------

    The accompanying consolidated financial statements include the accounts of Holdings and all majority-owned subsidiaries. Due to the net deficit position of TRC, the Company has not reflected a minority interest asset due to the uncertainty of realizing such an asset. The minority interest in the income of USAC is added to or deducted from the consolidated loss, as appropriate. All material intercompany transactions and profits have been eliminated in consolidation.

Use of Estimates
----------------

    The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------

    Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the year ended December 31, 2000, and for the period from inception through December 31, 1999, was approximately $2,500,000 and $828,000, respectively.

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

Realization of Long-Lived Assets
--------------------------------

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

    For the year ended December 31, 2000, the Company recorded a approximately $6.0 million in total impairment charges for the difference between the fair value of impaired property and its carrying value. On March 31, 2000, the Company signed a five-year agreement with CSG Systems, Inc. to outsource its billing and customer care system. As a result, the Company wrote-off approximately $1.9 million of previously capitalized software development costs associated with the in-house build of the Company's billing and customer care system, which will not be used. In addition, and as further discussed in Note 3, the Company wrote-off approximately $3.8 million of previously capitalized software, hardware and related goodwill associated with a prior business model being pursued by TRC.

    The Company's evaluation of recoverability of the long-term assets of USOL include certain assumptions regarding subscriber penetration in existing properties. Management believes that based on existing plans, anticipated subscriber penetration in existing properties indicates that the long-term assets of the Company will be recoverable. Should facts and circumstances surrounding subscriber penetration in existing properties change, an evaluation of recoverability would be performed.

Goodwill and Other Intangibles
------------------------------

    Goodwill is primarily related to the Merger and the purchase of the US OnLine assets, and is being amortized on the straight-line method over 10 years.

    During 2000, the Company completed four transactions to purchase from other MDU providers the assets used to provide cable and telecommunication services at certain properties as well as the long-term operating agreements the MDU providers had with the property owners. The Company recorded the purchase of these assets at their respective fair value of approximately $2.4 million and reflected the remaining asset purchase price of approximately $2.9 million as other intangible assets associated with these long-term operating agreements.

Fixed assets                            $ 2,395,663
Other intangible assets                   2,880,057
                                        -----------
                                        $ 5,275,720
                                        ===========

    Amortization   expense   related  to  goodwill  and  other   intangibles  of
approximately $3,800,000 and $437,000 is reflected as a component of depreciation and amortization for the year ended December 31, 2000, and for the period from inception through December 31, 1999, respectively.

Deferred Loan Costs
-------------------

    Deferred loan costs consist of approximately $2,051,000 incurred with obtaining the Facility, $175,000 incurred with obtaining the Company's amendment to the Facility (see Note 6), and approximately $172,000 incurred in connection with the TRC Note Payable. These costs are being amortized using the effective interest method over the term of the related debt.

    As the Facility was executed on December 30, 1999, there is no amortization expense included in the accompanying statement of operations for the period ended December 31, 1999. Amortization expense for the year ended December 31, 2000, was approximately $325,000, and is included as a component of interest expense in the accompanying consolidated statements of operations.

Revenue Recognition
-------------------

    Revenue from subscribers is recognized in the period that service is provided. Amounts billed prior to providing services are reflected as deferred revenue. Costs incurred to obtain subscribers are expensed as incurred.

Installation Fees
-----------------

    The Company recognizes installation revenue when the customer is initially billed for the connection of services as the installation direct costs exceed installation revenue on a per customer basis.

Income Taxes
------------

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

Comprehensive Income
--------------------

    The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There is no difference between net loss and comprehensive loss for the year ended December 31, 2000, or for the period from inception through December 31, 1999.

Credit Risk and Significant Customers
-------------------------------------

    The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigates the concentration of credit risk. For the year ended December 31, 2000, and for the period from inception through December 31, 1999, no customer represented more than 10% of the Company's consolidated revenues.

Financial Instruments
---------------------

    The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The fair value of all long-term debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

Loss Per Share
--------------

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

    In accordance with SFAS No. 128, the calculation of basic and diluted EPS does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Common stock equivalents related to the conversion of preferred stock, stock options and warrants totaling 18,475,000, 2,326,000 and 3,114,645, respectively, during 2000 and 18,500,000, 2,147,735 and 3,340,888, respectively, during 1999 were excluded from the diluted net loss per share calculation as their effect would have been antidilutive.

Recent Accounting Pronouncements
--------------------------------

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not expect that the adoption of SFAS No. 133 will have a significant impact on its financial position or results of operations.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends the accounting and reporting standards of SFAS No. 133 for certain instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivative Implementation Group ("DIG") process. Certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in this Statement. The statement is effective concurrently with SFAS No. 133 according to the provisions of paragraph 48 of SFAS No. 133. The Company will adopt the standard no later than the first quarter of fiscal year 2001 along with SFAS No. 133. The Company does not expect that the adoption of SFAS No. 138 will have a significant impact on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective in the fourth quarter of 2000. The adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

6.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
    ----------------------------------------

Accounts Receivable
-------------------

    Accounts receivable consist of the following at December 31, 2000:

Accounts receivable                                              $ 1,639,362
   Less- Allowance for doubtful accounts                            (402,108)
                                                                 -----------
Accounts receivable, net                                         $ 1,237,254
                                                                 ===========

    Activity in the Company's allowance for doubtful accounts consists of the following:

                                                                  Inception (May
                                                                     12, 1999)
                                                   Year Ended         through
                                                  December 31,      December 31,
                                                       2000             1999

Balance, beginning of period                         $ 146,721      $  135,777
Provision for bad debts                                878,196         231,026
Deductions for uncollectible receivables
  written off, nete of recoveries                     (622,809)       (220,082)
                                                     ---------      ----------
Balance, end of period                               $ 402,108      $  146,721
                                                     =========      ==========

Property and Equipment
----------------------

    Property and equipment consists of the following at December 31, 2000:

                                                   Estimated
                                                 Useful Lives
                                                   in Years
                                                 ------------
Cable systems                                            5 - 10     $14,140,854
Telephone switch equipment                              10            5,720,998
Furniture, fixtures and office equipment                 5 - 10       1,736,709
Purchased software                                       5              576,791
Leasehold improvements                                  10              253,163
Supply inventory                                       N/A            1,040,815
Construction in progress                               N/A              892,583
                                                                   ------------
                                                                     24,361,913
Less- Accumulated depreciation                                       (3,295,610)
                                                                   ------------
Property and equipment, net                                        $ 21,066,303
                                                                   ============

    Equipment   associated  with  capital  leases  with  a  net  book  value  of approximately $2,330,000 are included in property and equipment at December 31, 2000.

Goodwill and Other Intangibles
------------------------------

    Goodwill and other intangibles consists of the following at December 31, 2000:

Goodwill and other intangibles                                    $  35,897,536
   Less- Accumulated amortization                                    (3,779,948)
                                                                  -------------
Goodwill and other intangibles, net                               $  32,117,588
                                                                  =============

Accrued Liabilities
-------------------

    Accrued liabilities consist of the following at December 31, 2000:

Accrued sales and communication taxes                              $  1,182,691
Accrued wages                                                           338,674
Accrued professional fees                                               331,391
Accrued royalties                                                       122,383
Other                                                                   785,639
                                                                   ------------
Accrued liabilities                                                $  2,760,778
                                                                   ============

7.  DEBT
    ----

    Beginning in 2003, the Facility will be payable in quarterly installments starting at 1% of the December 31, 2002, outstanding balance for the three months ended March 31, 2003, increasing periodically to 7.75% of the December 31, 2002, outstanding balance for the year ended December 31, 2007.

    The Facility bears interest at the Company's option at an annual rate of prime plus 3% or LIBOR plus 4%. The Facility contains an unused commitment fee ranging from .625% to 1.375% depending on borrowing levels and an annual administrative fee of $30,000. Interest expense incurred for the year ended December 31, 2000, was approximately $114,000.

8.  STOCKHOLDERS' EQUITY
    --------------------

Convertible Preferred Stock
---------------------------

    The preferred stock has a stated value of $25 per share and accretes cumulative dividends from the date of issuance at the rate of 12 percent per year, payable quarterly in arrears on the last day of March, June, September and December. The Company has the option of paying the dividend in cash or shares of its common stock. The Facility prohibits the paying of such dividends in cash. At December 31, 2000, the Company had accreted dividends of $1,110,000 representing dividends from October 1, 2000 through December 31, 2000. Subsequent to year-end, the Company paid the dividends by issuing 499,577 shares of its common stock.

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

    Beginning July 21, 2001, each share of preferred stock shall automatically convert into common stock on the earliest to occur of (a) the closing of a firm commitment public offering pursuant to which the Company offers its equity securities for gross proceeds of $40 million or more; (b) the day that the closing sales price of the Company's common stock is $10.00 per share or more for 15 consecutive trading days; or (c) if the common stock is trading at more than $2.00 per share on July 21, 2006.

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

Common Stock
------------

    In addition to the common stock issued as described in Note 3, on May 12, 1999, the Company issued 425,000 shares of common stock to members of management in exchange for $425 in cash. The Company recorded $849,575 of stock compensation expense related to the issuance of these shares based on the difference between the cash paid and the estimated $2 per share fair market value of the shares at the date of issuance.

Stock Options
-------------

    The 1999 Incentive Plan (the "Incentive Plan") was adopted by the board of directors on September 23, 1999, and approved by the shareholders on December 15, 1999. The Incentive Plan provides for the grant of incentive stock options ("ISO's"), nonstatutory stock options ("NSO's"), restricted stock grants and stock appreciation rights ("SAR's"). ISO's are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. NSO's granted under the Incentive Plan are intended not to qualify as incentive stock options under the Internal Revenue Code and may be issued below fair market value on the date of grant. The Incentive Plan is administered by the board of directors. The exercise price of ISO's may not be less than the fair market value of the Company's common stock on the date of grant and, in some cases, may not be less than 110 percent of such fair market value. Vesting periods are at the discretion of the Company's board of directors. The maximum term of options under the Incentive Plan is 10 years. The Company has reserved 3,000,000 shares for issuance under the Incentive Plan. The number of options outstanding at December 31, 2000 under the Incentive Plan was 1,912,500 shares.

    In connection with the Merger, the Company assumed FirstLink's two outstanding stock option plans; the FirstLink Communications, Inc. 1998-1999
Combined Incentive and Non-Qualified Stock Option Plan and the FirstLink Communications, Inc. 1997 Restated and Combined Incentive and Non-Qualified Stock Option Plan (collectively referred to as the "FirstLink Option Plans"). The number of options outstanding at December 31, 2000, under the FirstLink Option Plans was 413,502 shares. There are no additional authorized shares available for grant under the FirstLink Option Plans at December 31, 2000.

    TRC adopted the 2000 Incentive Plan ("TRC Incentive Plan") on March 15, 2000. The TRC Incentive Plan provides for the grant of ISO's, NSO's, restricted stock grants and SAR's. ISO's are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. NSO's granted under the TRC Incentive Plan are intended not to qualify as incentive stock options under the Internal Revenue Code and may be issued below fair market value on the date of grant. The TRC Incentive Plan is administered by TRC's board of directors. The exercise price of ISO's may not be less than the fair market value of TRC's common stock on the date of grant. Vesting periods are at the discretion of TRC's board of directors. The maximum term of options under the Incentive Plan is 5 years. TRC has reserved 10,000,000 shares for issuance under the TRC Incentive Plan. The number of options outstanding at December 31, 2000 under the TRC Incentive Plan was 4,168,000 shares.

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost is recognized for grants of options with exercise prices equal to or above the fair value of the Company's common stock on the date of grant. Compensation cost is recognized for grants of options with exercise prices less than the fair value and is computed as the difference between the fair value on the date of grant and the exercise price.

    Had compensation cost for the stock option grants been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss attributable to common shareholders and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                  Inception (May
                                                                     12, 1999)
                                                   Year Ended         through
                                                  December 31,      December 31,
                                                      2000               1999

       Net loss to common shareholders--
          As reported                            $(27,013,783)    $  (6,662,136)
          Pro forma                               (28,000,978)       (7,019,768)

       Net loss per common share-
          As reported                                  $(3.50)           $(2.67)
          Pro forma                                     (3.63)            (2.82)

    The fair value of each option grant under the Incentive Plan and the FirstLink Option Plans was estimated on the date of grant using the
Black-Scholes option pricing model with the following weighted average assumptions used:

                                                                Inception (May
                                                                   12, 1999)
                                                 Year Ended         through
                                                December 31,      December 31,
                                                   2000              1999
                                                ------------    --------------
Dividend yield                                         --%              --%
Expected volatility                                95.00%           95.00%
Risk-free interest rate                               6.5%            5.10%
Expected life                                   6.75 years       6.75 years

    The fair value of each option grant under the TRC Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:


                                                Year Ended
                                                December 31,
                                                   2000
                                                ------------

Dividend yield                                         --%
Expected volatility                                    --%
Risk-free interest rate                               6.0%
Expected life                                   4.75 years

    A summary of the combined status of the Incentive Plan and the FirstLink Option Plans is presented below:



                                                                 Outstanding                      Exercisable
                                                  ----------------------------------------   -----------------------
                                                                                Weighted-                 Weighted-
                                                                                 Average                   Average
                                                      Shares                    Exercise                  Exercise
                                                     Reserved       Shares        Price       Shares        Price
                                                  ------------   ----------     --------     --------    -----------
Inception, May 12, 1999                                     --           --       $  --            --       $  --
   Shares reserved                                   3,000,000           --          --            --          --
   Granted                                          (1,710,000)   1,710,000         2.29           --          --
   Carryover from FirstLink                                 --      556,335         1.57      556,335         1.57
   Options becoming exercisable                             --           --          --       335,625         1.88
   Forfeited                                           119,000     (119,000)        3.10           --          --
                                                   -----------   ----------                 ---------

Outstanding, December 31, 1999                       1,409,000    2,147,335         2.11      891,960         1.69
   Granted                                            (408,500)     408,500         4.84           --          --
   Options becoming exercisable                             --           --          --       488,957         2.35
   Exercised                                                --     (233,000)        1.62     (233,000)        1.62
   Forfeited                                             6,833       (6,833)        4.74           --           --
                                                   -----------   ----------                 ---------

Outstanding, December 31, 2000                       1,007,333    2,326,002         2.63    1,157,917         1.98
                                                   ===========   ==========                 =========


                                      Weighted-
                                       Average
      Range of                        Remaining
      Exercise                       Contractual
       Prices            Number          Life
  --------------       ---------     -----------
  $1.00 to $3.50       2,022,500       8.5 years
  $4.50 to $5.50         170,002      8.75 years
  $7.63 to $9.00         133,500       9.7 years



    A summary of the status of the TRC Incentive Plan is presented below:


                                                                        Outstanding               Exercisable
                                                                 ------------------------   -----------------------
                                                                                Weighted-                 Weighted-
                                                                                 Average                   Average
                                                      Shares                    Exercise                  Exercise
                                                     Reserved       Shares        Price       Shares        Price
                                                   -----------   -----------      -----     -----------     ------
Outstanding, December 31, 1999                              --            --      $  --              --     $  --
   Shares reserved                                 10,000,000             --         --              --        --
   Granted                                          (5,818,000)    5,818,000        4.41             --        --
   Options becoming exercisable                             --            --         --       1,200,000       0.50
   Forfeited                                           450,000      (450,000)       5.85             --        --
   Exercised                                                --    (1,200,000)        --      (1,200,000)      0.50
                                                   -----------   -----------      -----     -----------

Outstanding, December 31, 2000                       4,632,000     4,168,000        5.38             --        --
                                                   ===========   ===========                ===========

                                      Weighted-
                                       Average
      Range of                        Remaining
      Exercise                       Contractual
       Prices            Number          Life
  ----------------      ---------    -----------
  $  0.50 to $1.00      1,349,327     4.26 years
  $  5.00               1,409,334     4.26 years
  $10.00                1,409,339     4.26 years


    During July 2000, two members of management of the Company exercised 1,200,000 options for TRC common stock at an exercise price of $.50 per share. The consideration for each exercise was in the form of a secured note ("TRC Option Notes") which is recourse as to interest. The TRC Option Notes accrue interest semi-annually at 6.23%, and the entire principal amount plus accrued interest shall be due and payable on the earlier of 60 days following the termination of employment or July 20, 2005.

Warrants
--------

    The Company has issued various stock purchase warrants in connection with its financing and acquisition activities. A summary of the Company's warrants outstanding at December 31, 2000 is presented below:

                                                  Number of
                                                    Shares
                                                  Underlying        Range of
                                                   Warrants      Exercise Prices

Expiring:
   2001                                              931,945     $5.50
   2002                                               46,700     $  .75 - $3.00
   2003                                            1,552,000     $5.50 - $7.70
   2004                                              584,000     $2.00 - $6.00
                                                  ----------

Warrants outstanding, December 31, 2000            3,114,645
                                                  ==========


    Warrants outstanding at December 31, 2000, have a weighted-average exercise price of $5.00.


    On April 2, 2001, the Company's board of directors extended the expiration date for certain warrants, which were to terminate on July 28, 2001, to July 28, 2002. The warrants represent 804,445 shares of common stock exercisable at $5.50 per share.

    The Company issued 259,000 warrants to purchase common stock, with a weighted-average exercise price of $4.00 per share, to AGL Capital Investments LLC ("Amstar") in connection with the preferred stock offering and other financial advisory services. Amstar is also a holder of the Company's Series A Preferred Stock and has a representative on the Company's board of directors. The Company recorded preferred stock offering costs of $146,200 associated with the issuance of these warrants based on a Black-Scholes valuation using the Company's then current stock value of $2.00 per share and a volatility percentage representative of a public company operating in the industry. The warrants are exercisable over two years with the $2.00 traunche (87,000 shares) becoming exercisable upon execution issuance of the warrants, the $4.00 traunche (86,000 shares) becoming exercisable on the one-year anniversary and the $6.00 traunche (86,000 shares) becoming exercisable on the two-year anniversary.

    Certain warrants also contain cashless exercise provisions.

Stock Subscription Receivable
-----------------------------

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

9.  INCOME TAXES
    ------------

    For the year ended December 31, 2000, and for the period from inception (May 12, 1999) through December 31, 1999, the Company has generated losses and, therefore, has not been subject to federal income taxes. The difference between expected tax benefit, computed by applying the federal statutory rate of 34% to loss before taxes and the actual tax benefit of $0 for both periods is due to the increase in the valuation allowance for deferred taxes.

    The Company's deferred tax assets are comprised of the following:

                                                  December 31,     December 31,
                                                     2000             1999
                                                  ------------     ------------

Net operating loss carryforwards                  $  8,085,561     $  2,740,834
Inventory                                            1,073,156               --
Goodwill                                               850,000               --
Deferred revenue                                       244,064               --
Accrued liabilities                                         --          105,000
Other                                                  176,229          100,056
                                                  ------------     ------------

Total gross deferred tax assets                     10,429,010        2,945,890

Less- Valuation allowance                          (10,429,010)      (2,945,890)
                                                  ------------     ------------

Net deferred tax assets                           $         --     $         --
                                                  ============     ============

    The valuation allowance for deferred tax assets as of December 31, 2000 was $10,429,010. The net change in the total valuation allowance for the year ended December 31, 2000, was an increase of $7,483,120. The Company has established a valuation allowance due to the uncertainty that the deferred tax assets will be utilized. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

    The Merger was accounted for as a reverse merger using purchase accounting for financial reporting purposes and for tax purposes. Pursuant to that treatment, tax assets, liabilities and net operating loss carryforwards of FirstLink were acquired by the Company. At December 31, 2000, the Company had net operating loss carryforwards which are available to offset future financial reporting and taxable income totaling approximately $23,780,000 and expire in 2011 through 2021.

    A provision of the Internal Revenue Code requires the utilization of net operating losses be limited when there is a change of more than 50 percent in ownership of the Company. Such an ownership change occurred with the Merger.

10.  RELATED-PARTY TRANSACTIONS
     --------------------------

    An officer of the Company has a beneficial ownership interest in two apartment complexes served by the Company. The properties are owned by separate limited partnerships in which the officer is the general partner of one and a limited partner in the other. Both properties are managed by a company which is partially owned by the officer. Service to these properties was discontinued during 2000. For the year ended December 31, 2000, and for the period from inception (May 12, 1999) through December 31, 1999, revenues from these two properties were approximately $22,000 and $74,000, respectively.

    During 2000, the Company entered into a six-month business consulting agreement with a company owned by a director of the Company. Total expenses incurred during 2000 were approximately $50,000.

    The investment banking firm that brokered the Company's sale of preferred stock and the Facility is a subsidiary of GMACM. The Company paid fees to this firm totaling $2,590,000 and $700,000 for the sale of preferred stock and the Facility, respectively, during the period ended December 31, 1999, which are reflected in preferred stock offering costs and deferred loan costs, respectively.

    The Company was charged for certain administrative and operating services provided by GMACM related to the business of TRC. Such charges totaled approximately $320,000 and $314,000 for the year ended December 31, 2000 and for the period from inception (May 12, 1999) through December 31, 1999, respectively.

    The Facility is being provided by banks that have affiliates that are substantial shareholders of the Company. The Company paid commitment and administrative fees of $460,191 and $875,000 during 2000 and 1999, respectively, in connection with the Facility.

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Operating Leases
----------------

    The Company has entered into various operating lease agreements for office and warehouse space. Future minimum rental commitments under all noncancelable operating leases are as follows:

Year ending December 31-
   2001                                             $   346,889
   2002                                                 301,269
   2003                                                 214,286
   2004                                                 150,820
   2005                                                  89,220
   Thereafter                                            63,720
                                                    -----------
                                                    $ 1,166,204
                                                    ===========

    Rental expense incurred in connection with these leases approximated $371,000 and $97,000 for the year ended December 31, 2000, and for the period from inception (May 12, 1999) through December 31, 1999, respectively.

Capital Leases
--------------

    The Company leases certain telephony network equipment under capital leases. At December 31, 2000, future minimum lease payments under capital leases are as follows:

Year ending December 31-
   2001                                                $    727,544
   2002                                                     713,792
   2003                                                     621,946
                                                       ------------
                                                          2,063,282

Less- Amount representing interest                         (308,696)
                                                       ------------
Net minimum lease payments                                1,754,586
Less- Current portion of capital lease obligations         (565,141)
                                                       ------------
Capital lease obligations, less current portion        $  1,189,445
                                                       ============

Service Agreements
------------------

    The Company maintains various cancelable and noncancelable service agreements for telecommunications services with several local exchange carriers ("LEC") and one interexchange carrier ("IXC") that commit the Company to the LECs' and IXC's services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. The Company also has agreements with certain cable providers to purchase bulk cable signal at some of the Company's properties. The agreements provide for the Company to pay fixed monthly amounts regardless of the number of customers the Company has at the properties. Future minimum amounts due under all noncancelable agreements are as follows:

Year ending December 31-
   2001                                                 $   674,579
   2002                                                     404,710
   2003                                                     232,932
   2004                                                     157,993
   2005                                                     103,906
   Thereafter                                               249,068
                                                        -----------
                                                        $ 1,823,188
                                                        ===========

Litigation
----------

    From time to time, the Company is involved in various litigation in the normal course of business. Management believes that the outcome of such matters will not have a material impact on the Company's operations or financial condition.

Employment Agreements
---------------------

    The Company has employment agreements with certain key employees that provide for severance in the event of termination, as defined in the agreements. The total obligation under these agreements in the event of termination is $558,750.

12.  SEGMENT DISCLOSURE
     ------------------

    The Company's operations are classified into two reportable business segments: Telecommunications and TheResidentsClub. The Company's two reportable business segments are managed separately based on fundamental differences in their operations.

    Telecommunications consists principally of providing integrated telecommunications services including telephone, long distance telephone, enhanced call features and cable television to residents of multifamily apartment complexes and condominiums in Texas, Oregon, Virginia and Colorado.

    TheResidentsClub    consists   principally   of   the   development   of   a
private-labeled Internet service portal for GMACM and related entities.


    The operating results by business segment were as follows for the year ended
December 31, 2000, and for the period from inception (May 12, 1999) through December 31, 1999:

2000:                                       Telecommunications        TheResidentsClub       Consolidated
----                                        ------------------        ----------------       ------------
Revenues                                       $ 10,229,877            $      7,806          $ 10,237,683
Segment loss                                    (14,050,265)             (8,523,518)          (22,573,783)
Total assets                                     60,426,795               1,510,240            61,937,035
Capital expenditures                              7,173,138               1,242,800             8,415,938
Depreciation and amortization                     5,949,362                 353,512             6,302,874


1999:                                       Telecommunications        TheResidentsClub       Consolidated
----                                        ------------------        ----------------       ------------

Revenues                                       $  3,088,773            $     51,390          $  3,140,163
Segment loss                                     (3,537,269)             (1,151,534)           (4,688,803)
Total assets                                     69,874,804               3,050,669            72,925,473
Capital expenditures                              2,669,889                 342,155             3,012,044
Depreciation and amortization                     1,103,355                 162,316             1,265,671


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. OnLine Communications, Inc.:

We have audited the accompanying consolidated statements of operations and cash flows of U.S. OnLine Communications, Inc. (a Delaware corporation) for the six months ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. OnLine Communications, Inc. for the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

On July 21, 1999, the Company sold substantially all of its assets and certain liabilities to a subsidiary of USOL Holdings, Inc. for USOL Holdings, Inc. common stock, warrants to purchase USOL Holdings, Inc. common stock and cash. It is management's intent to wind up the affairs and liquidate the Company as soon as practical. These matters are further described in Note 2 to the accompanying consolidated financial statements.

Austin, Texas

February 11, 2000





                        U.S. ONLINE COMMUNICATIONS, INC.
                        --------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                     --------------------------------------

                                    (Note 2)
REVENUES                                                                                 $   2,831,079
                                                                                         -------------

EXPENSES:

   Operating                                                                                 2,100,739
   Selling, general and administrative                                                       1,554,807
   Depreciation and amortization                                                               878,286

                                   Total expenses                                            4,533,832
                                                                                         -------------

LOSS FROM OPERATIONS                                                                        (1,702,753)
                                                                                         -------------

OTHER:

   Interest expense                                                                         (1,722,942)
   Other expense, net                                                                          (77,699)
                                                                                         -------------

                                   Total other                                              (1,800,641)
                                                                                         -------------

LOSS BEFORE MINORITY INTEREST                                                               (3,503,394)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                          2,414
                                                                                         -------------

                                   Net loss                                              $  (3,500,980)
                                                                                         =============


               The accompanying notes are an integral part of this
                        consolidated financial statement


                        U.S. ONLINE COMMUNICATIONS, INC.
                        --------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                     --------------------------------------

                                    (Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $  (3,500,980)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                                         1,463,526
       Minority interest                                                                        (2,414)
       Accretion of deferred compensation                                                       51,563
       Changes in operating assets and liabilities-
         Restricted cash                                                                       352,071
         Accounts receivable, net                                                              164,585
         Other current assets                                                                  (60,229)
         Accounts payable and accrued expenses                                                 876,327
         Deferred revenue                                                                      (25,966)
                                                                                         -------------

                      Net cash used in operating activities                                   (681,517)
                                                                                         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (443,515)
                                                                                         -------------

                      Net cash used in investing activities                                   (443,515)
                                                                                         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                                 (145,100)
   Proceeds from short-term notes payable                                                    1,475,000
                                                                                         -------------

                      Net cash provided by financing activities                              1,329,900
                                                                                         -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          204,868

CASH AND CASH EQUIVALENTS, beginning of period                                               1,007,988
                                                                                         -------------

CASH AND CASH EQUIVALENTS, end of period                                                 $   1,212,856
                                                                                         =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                                $    123,086


        The accompanying notes are an integral part of this consolidated financial statement.

                         U.S. ONLINE COMMUNICATIONS, INC.
                         --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  BUSINESS
    --------

    U.S. OnLine Communications, Inc. ("US OnLine") and its 50% owned subsidiary, U.S.-Austin Cable Association I, Ltd. ("USAC") (collectively referred to herein as the "Company"), provided integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums in Texas, Virginia and Colorado. The services were provided to the tenants in accordance with long-term operating agreements between the Company and the property owners under which the property owners received royalties from the telecommunication revenues generated from their properties. The agreements provided the tenants with the option to use either the Company or the local telephone and long distance carriers for telephone services. Tenants who subscribed to cable television had to utilize the Company. In July 1999, the Company sold substantially all its assets and certain liabilities. As such, the Company is no longer providing the services described above. See Note 2.

2.  ORGANIZATION AND BASIS OF PRESENTATION
    --------------------------------------

    US OnLine was incorporated on March 5, 1998, by the management of U.S. OnLine Communications L.L.C. (the "LLC") for the purpose of acquiring substantially all of the assets and certain of the liabilities of the LLC. This transaction was consummated on July 21, 1998. US OnLine issued 800,000 shares of its common stock and a $3 million note to acquire certain assets and liabilities of approximately $17,166,000 and $17,985,000, respectively, of the LLC. The assets acquired included the 50 percent interest held by the LLC in USAC. In accordance with generally accepted accounting principles, US OnLine recorded the purchased assets and liabilities at the LLC's historical cost since US OnLine and the LLC are entities under common control.

    On July 21, 1999, the Company sold substantially all its assets and certain liabilities to USOL, Inc., a subsidiary of USOL Holdings, Inc. ("USOL"). Pursuant to the asset purchase agreement, USOL exchanged 750,000 shares of USOL common stock valued at $2 per share, warrants to purchase 1,500,000 shares of USOL common stock at an exercise price of $5.50 per share and $845,000 in cash. The warrants were valued using the Black-Scholes pricing model at approximately $1,324,800. The Black-Scholes valuation was based on the warrant terms using the then USOL common stock value of $2 per share and a volatility percentage representative of a public company operating in this industry. Liabilities not assumed by USOL were satisfied by the Company from the cash, stock and warrant proceeds received in the transaction. In connection with the acquisition, the management of the Company accepted similar management positions at USOL. It is management's intent to wind up the affairs and liquidate the Company as soon as practical.

    For accounting purposes, the acquisition by USOL was considered to have been effective as of July 1, 1999. Therefore, the results of operations and cash flows of the Company for the period from July 1, 1999, to July 21, 1999, have been reflected by USOL in its financial statements. The revenue, expenses and results of operations of the Company for that period are not significant. The Company is considered the predecessor entity to USOL, and the accompanying consolidated statements of operations and cash flows reflect the Company's results of operations and cash flows through the effective date of the acquisition.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Use of Estimates
----------------

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

Goodwill
--------

    Goodwill was reflected in connection with the purchase of USAC as described in Note 2 and was amortized on the straight-line method over 10 years. Amortization expense of approximately $151,000 is reflected as a component of depreciation and amortization for the six months ended June 30, 1999.

Deferred Loan Costs
-------------------

    Loan costs were deferred in connection with obtaining debt in 1998. These costs were amortized using the effective interest method over the term of the related debt. Amortization expense of approximately $259,000 is reflected as a component of interest expense for the six months ended June 30, 1999.

Revenue Recognition
-------------------

    Revenue from subscribers was recognized in the period that service was provided. Amounts billed prior to providing services were reflected as deferred revenue. Installation fees were recognized as revenue upon origination of service to subscribers. Costs incurred to obtain subscribers were expensed as incurred.

Income Taxes
------------

    The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

Comprehensive Income
--------------------

    The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There was no difference between net loss and comprehensive loss for the six months ended June 30, 1999.

Credit Risk and Significant Customers
-------------------------------------

    The Company's accounts receivable subjected the Company to credit risk, as collateral was generally not required. The Company's risk of loss was limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigated the concentration of credit risk. For the six months ended June 30, 1999, no customer represented more than 10 percent of the Company's consolidated revenues.

4.  DEBT
    ----

    The Company had various notes payable at June 30, 1999.

    Each of the note agreements contained warranties and covenants. At June 30, 1999, the Company was in default on each note agreement and its capital lease obligations due to nonpayment of required principal and/or interest. The notes and accrued interest payable to a bank were paid by USOL upon USOL's acquisition of the Company, and the notes and accrued interest payable to the LLC, a corporation and the Company's stockholders were forgiven immediately before the effectiveness of the acquisition. Certain of the capital lease obligations were paid by USOL upon USOL's acquisition of the Company, and the remaining capital lease obligations were assumed by USOL.

    In connection with the issuance of the note to a corporation in 1998, the Company also issued a warrant to the corporation for the purchase of 100,000 shares of the Company's common stock at $3.75 per share. The warrant was immediately exercisable and has a term of five years. The Company valued this warrant using the Black-Scholes pricing model at approximately $411,000 and reflected it as a discount to the related debt. This discount was amortized as interest expense over the term of the related debt. Interest expense recognized was approximately $57,000 for the six months ended June 30, 1999.

    In 1998, the Company sold 866,667 shares of its common stock for $3,250,000, or $3.75 per share, and issued $3,250,000 in bridge notes to its bridge investors. The estimated fair market value of the common stock on the date of sale was $5.00. Therefore, the Company reflected a discount on the related debt of approximately $1,083,000 for the difference of $1.25 per share between the fair value of the common stock and the price at which it was sold. This discount was amortized as interest expense over the term of the related debt. Interest expense recognized for the six months ended June 30, 1999, was approximately $271,000.

5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

Operating Leases
----------------

    The Company entered into various operating lease agreements for office and warehouse space. Rental expense incurred in connection with these leases approximated $84,000 for the six months ended June 30, 1999. These lease agreements were assumed by USOL.

Service Agreements
------------------

    The Company maintained various cancelable and noncancelable service agreements for telecommunications services with several local exchange carriers ("LEC") and one interexchange carrier ("IXC") that committed the Company to the LECs' and IXC's services. These agreements required minimum monthly charges ranging from $340 to $25,000 per month and had terms ranging from one year to five years.

    These service agreements were assumed by USOL.

6.  CAPITAL STOCK
    -------------

Preferred Stock
---------------

    The Company has one million shares of $.001 par value preferred stock authorized, none of which is issued and outstanding. The board of directors has the authority to issue the preferred stock in series and designate the rights and preferences of each series.

Common Stock
------------

    The Company has 20 million shares of $.001 par value common stock authorized. Holders of common stock are entitled to receive dividends when declared by the board of directors. Upon liquidation, holders are entitled to share pro rata in any distribution to such holders following payment to creditors. Holders have one vote per share and have no cumulative voting or preemptive rights.

Restricted Stock Awards
-----------------------

    The Company adopted the 1998 Restricted Stock Award Plan (the "Stock Plan") in March 1998, to provide incentives to attract and retain highly competent persons as officers and key employees. Under the Stock Plan, the Company can issue up to 500,000 shares of common stock to key employees designated by the board of directors, with the Company generally having a right to repurchase nonvested (restricted) shares at a price of $.001 per share upon termination of the employee. Restricted shares may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, unless they have been offered to the Company for repurchase.

    The Company awarded all 500,000 shares issuable under the Stock Plan in March 1998, of which 120,000 were fully vested and were no longer subject to repurchase by the Company. The remaining shares were subject to a three-year vesting period based on the anniversary of the date of grant. At June 30, 1999, 240,000 shares were fully vested.

    Also, in March 1998, each employee who received an award, entered into a shareholder agreement with the majority member of the LLC which provided the majority member the right to purchase the shares at $.001 per share, if the Company failed to complete an initial public offering on or before September 30, 1998. In addition, each employee gave his voting right to the majority member until such time as the shareholder agreement was terminated or amended.

    Due to the shareholder agreement, there was no certainty as to the number of shares the employees would ultimately receive and, as such, the Company treated the award of 500,000 shares as a variable award under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In connection with the USOL transaction described in Note 2, management believes that these awards have no value.

Stock Options
-------------

    The Company adopted the 1998 Non-Qualified Stock Option and Incentive Stock Option Plan (the "Option Plan") in March 1998. The Option Plan allowed up to one million options to be granted to eligible participants for the purchase of common stock. Options granted were either incentive stock options or nonstatutory stock options and were exercisable within the times or upon the events determined by the board of directors as specified in each option agreement. Incentive stock options granted under the Option Plan were not to have exercise prices less than the fair value of the Company's common stock on the date of grant. Nonstatutory options could have exercise prices not less than 85 percent of the fair value of the Company's common stock on the date of grant. Incentive stock options granted to a 10 percent stockholder were not less than 110 percent of the fair market value of the Company's common stock on the date of grant. Options granted had a life of ten years and generally vested over a period of six years. The vesting could be subject to acceleration upon the occurrence of specified performance criteria and are immediately exercisable upon the occurrence of certain events including a merger, acquisition or change in control. At June 30, 1999, the Company had reserved one million shares of common stock for issuance under the Option Plan.

    The Company applied APB 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation cost was recognized for grants of options with exercise prices equal to or above the fair value of the Company's common stock on the date of grant. Compensation cost was recognized for grants of options with exercise prices less than the fair value and is computed as the difference between the fair value on the date of grant and the exercise price. During 1998, the Company granted options for the purchase of 495,000 shares of the Company's common stock at $3.75 per share. These shares were to have vested in 2004, but vesting could have been accelerated if certain performance criteria were met. On the date of grant, the fair value of the common stock was estimated to be $5.00 per share, therefore, the Company recorded deferred compensation of approximately $619,000 and was amortizing this amount to selling, general and administrative expense over the vesting period. The Company reflected approximately $52,000 in compensation expense related to these options for the six months ended June 30, 1999.

    Had compensation cost for the stock option grant been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased to the pro forma amount indicated below:

                                                  Six Months
                                                     Ended
                                                 June 30, 1999
                                                 --------------
Net loss-
   As reported                                    $ (3,500,980)
   Pro forma                                        (3,682,855)


    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                   June 30,
                                                     1999
                                                ------------
Dividend yield                                        --%
Expected volatility                                95.00%
Risk-free interest rate                             5.10%
Expected life                                   6.75 years

    A summary of the status of the Company's stock option plan is presented below as of and for the six months ended June 30, 1999:

                                                                                                     Weighted
                                                                                                     Average
                                                                                                     Exercise
                                                                                        Shares        Price
                                                                                     ----------      --------
Outstanding, December 31, 1998                                                          485,000       $ 3.75
   Granted                                                                                   --          --
                                                                                     ----------

Outstanding, June 30, 1999                                                              485,000         3.75
                                                                                     ==========

Options exercisable at June 30, 1999                                                         --

Weighted average remaining contractual life at June 30, 1999                         8.75 years


    As a result of the USOL transaction discussed in Note 1, management believes that these awards have no value.

Warrants
--------

    At June 30, 1999, the Company had warrants outstanding to purchase 253,054 shares of the Company's common stock at $3.75 per share. These warrants were exercisable at June 30, 1999 and have a term of five years. As a result of the USOL transaction discussed in Note 1, management believes that these awards have no value.

7.  INCOME TAXES
    ------------

    The Company has generated losses through June 30, 1999 and, therefore, has not been subject to federal income taxes. Since there was no assurance of future taxable income, a valuation allowance was established to fully offset the deferred tax asset at June 30, 1999, and no deferred tax benefit was reflected in the accompanying consolidated statement of operations related to the Company's net operating loss or other deferred tax assets.

8.  RELATED-PARTY TRANSACTIONS
    --------------------------

    The LLC entered into a guaranty and subordination agreement with one of its members whereby the member guaranteed the note payable to a bank and agreed that amounts due him were subordinate to the note payable to the bank. Under the terms of the agreement, the LLC was charged a fee of .125 percent of the average daily outstanding balance of the note payable to a bank and 6 percent of the total of the principal and interest due to the member under the note agreements discussed above. For the six months ended June 30, 1999, the accompanying statement of operations reflect interest expense of approximately $38,000 related to this agreement.

    An officer of the Company has a beneficial ownership interest in two apartment complexes which were served by the Company. The properties are owned by separate limited partnerships in which the officer is the general partner of one and a limited partner in the other. Both properties are managed by a company, which is partially owned by the officer. For the six months ended June 30, 1999, revenue from these two properties was approximately $31,000.