Form 10QSB
period 2001-03-31
USOL HOLDINGS INC
filed 2001-05-15
CIK 1035271

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

                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

                                 ---------------

                         Commission File Number 01-14271

                                 ---------------

                               USOL Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

            Oregon                                                93-1197477
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     As of April 30, 2001 the Registrant had 8,561,180 shares of its no par value Common Stock outstanding.

================================================================================


                                      INDEX


                  PART I                    FINANCIAL INFORMATION                                                Page
                                                                                                                 ----

                Item 1. Financial Statements--USOL Holdings, Inc.
                                            Condensed Consolidated Balance Sheet as of
                                            March 31, 20014...................................................      3
                                            Condensed Consolidated Statements of Operations for the
                                            Three Months Ended March 31, 2001 and 2000........................      4
                                            Condensed Consolidated Statements of Cash Flows for the
                                            Three Months Ended March 31, 2001 and 2000........................      5
                                            Notes to Condensed Consolidated Financial Statements..............      6

                                Item 2.     Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations................................     9
                                            Forward-Looking Statements.........................................     9
                                            General............................................................     9
                                            Overview...........................................................     9
                                            Three Months Ended March 31, 2001 Compared to
                                            Three Months Ended March 31, 2000..................................     9
                                            Liquidity and Capital Resources....................................    10

                                Item 3.     Quantitative and Qualitative Disclosures about
                                            Market Risk........................................................    11

                  PART II                   OTHER INFORMATION

                                Item 1.     Legal Proceedings..................................................    12

                                Item 2.     Changes in Securities..............................................    12

                                Item 3.     Defaults Upon Senior Securities....................................    12

                                Item 4.     Submission of Matters to a Vote of Security Holders................    12

                                Item 5.     Other Information..................................................    12

                                Item 6.     Exhibits and Reports on Form 8-K...................................    12

                                Signatures......................................................................   13

                                       2

                               USOL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                             March 31,
                                ASSETS                                        2001
                                                                             ---------
Current assets:
  Cash and cash equivalents......................................        $      3,054,368
  Accounts receivable, net of allowance for doubtful
    accounts of $273,974.........................................               1,154,013
  Notes receivable, related parties..............................                 169,681
  Other current assets...........................................                 245,787
                                                                         ----------------
          Total current assets...................................               4,623,849

Property and equipment, net......................................              21,081,808

GOODWILL AND OTHER INTANGIBLES, net..............................              31,220,149

DEFERRED LOAN COSTS, net.........................................               1,973,860

Other assets.....................................................                 153,550
                                                                         ----------------

          Total assets...........................................        $     59,053,216
                                                                         ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $        406,141
  Accrued liabilities............................................               2,099,833
  Current portion of capital lease obligations...................                 573,235
  Preferred dividends payable....................................               1,108,500
  Deferred revenue...............................................                 680,689
  Note payable including accrued interest, related party.........               5,413,472
                                                                         ----------------
          Total current liabilities..............................              10,281,870
                                                                         ----------------

CAPITAL LEASE OBLIGATIONS, less current portion..................               1,045,953
                                                                         ----------------

SENIOR CREDIT FACILITY...........................................               7,000,000
                                                                         ----------------

OTHER LONG-TERM LIABILITIES......................................                  59,096
                                                                         ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST................................................                 106,154
                                                                         ----------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 5,000,000 shares authorized--
    Series A, 1,321,640 shares issued and outstanding; liquidation
       preference of $33,041,000.................................              30,597,573
    Series B, 155,000 shares issued and outstanding;
       liquidation preference of $3,875,000......................               3,588,439
  Common stock, no par value; 50,000,000 shares authorized,
       8,561,180 shares issued and outstanding...................              45,059,181
  Deferred compensation..........................................                (352,711)
  Accumulated deficit............................................             (38,332,339)
                                                                         ----------------
          Total stockholders' equity.............................              40,560,143
                                                                         ----------------
          Total liabilities and stockholders' equity.............        $     59,053,216
                                                                         ================


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                         -----------------------------
                                                                              2001           2000
                                                                         -------------  --------------
Revenue.............................................................     $   3,263,645   $   2,261,513
                                                                         -------------   -------------

expenses:
  Operating.........................................................         1,918,088       1,723,834
  Selling, general and administrative...............................         2,555,214       2,099,594
  Depreciation and amortization.....................................         1,605,980       1,567,928
  Stock compensation expense........................................            99,192         202,428
  Write-down of capitalized software costs..........................                --       1,870,551
                                                                         -------------   -------------
          Total operating expenses..................................         6,178,474       7,464,335
                                                                         -------------   -------------
          Loss from operations......................................        (2,914,829)     (5,202,822)
                                                                         -------------   -------------

Other INCOME (EXPENSE):
  Interest, net.....................................................          (559,495)         45,174
  Other, net........................................................           (60,135)             --
  Loss on disposal of assets........................................            (1,976)             --
                                                                         -------------   -------------
                                                                              (621,606)         45,174
                                                                         -------------   -------------
LOSS BEFORE MINORITY INTEREST.......................................        (3,536,435)     (5,157,648)

MINORITY INTEREST IN INCOME OF SUBSIDIARY...........................           (11,485)        (12,975)
                                                                         -------------   -------------

          Net loss..................................................     $  (3,547,920)  $  (5,170,623)
                                                                         =============   =============

PREFERRED STOCK DIVIDENDS...........................................        (1,108,500)     (1,110,000)
                                                                         -------------   -------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS............................     $  (4,656,420)  $  (6,280,623)
                                                                         =============   =============

PER SHARE AMOUNTS:..................................................
  Basic and diluted loss per common share...........................     $        (.54)  $        (.86)
                                                                         =============   =============
  Basic and diluted weighted average common shares..................         8,568,412       7,342,218
                                                                         =============   =============

     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                      March 31,
                                                                       -----------------------------------
                                                                               2001             2000
                                                                       ----------------  -----------------
        Cash flows from operating activities:
          Net loss.................................................    $   (3,547,920)   $   (5,170,623)
          Adjustments to reconcile net loss to net cash used in
            operating activities--
              Depreciation and amortization........................         1,605,980         1,567,928
              Amortization of deferred loan costs..................           128,663                --
              Stock compensation expense...........................            99,192           202,428
              Write-down of capitalized software costs.............                --         1,870,551
              Loss on disposal of assets...........................             1,976                --
              Minority interest....................................            11,485            12,975
              Changes in assets and liabilities--
                 Accounts receivable...............................            83,241          (176,888)
                 Other assets......................................            65,320          (446,666)
                 Accounts payable and accrued liabilities..........        (1,766,305)         (864,150)
                 Deferred revenue and other........................           (41,821)          131,814
                                                                       --------------    --------------
                      Net cash used in operating activities........        (3,360,189)       (2,872,631)
                                                                       --------------    --------------

        Cash flows from investing activities:
          Purchases of property, equipment and other...............          (725,037)       (3,185,956)
          Loans to related parties, net............................                --           (47,258)
                                                                       --------------    --------------
                      Net cash used in investing activities........          (725,037)       (3,233,214)
                                                                       --------------    --------------

        Cash flows from financing activities:
          Principal payments under capital leases..................          (135,398)         (194,841)
          Proceeds from the exercise of stock options and
            warrants...............................................                --           713,467
          Borrowings under Senior Credit Facility..................         2,500,000                --
          Deferred loan costs......................................           (30,000)          (11,052)
                                                                       --------------    --------------
                      Net cash provided by financing activities....         2,334,602           507,574
                                                                       --------------    --------------
                      Net decrease in cash and cash equivalents....        (1,750,624)       (5,598,271)
        Cash and cash equivalents, beginning of period.............         4,804,992        13,637,511
                                                                       --------------    --------------
        Cash and cash equivalents, end of period...................    $    3,054,368    $    8,039,240
                                                                       ==============    ==============

        Supplemental DISCLOSURE OF cash flow information:
            Cash paid for interest.................................    $      328,095    $      257,989
            Deferred compensation..................................                --           540,000
            Accretion of dividends on preferred stock..............         1,108,500         1,110,000
            Issuance of common stock as payment of preferred
               stock dividends.....................................         1,110,000         1,973,333


     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001



(1)  Business Organization and Basis of Presentation

     USOL Holdings, Inc. ("Holdings"), an Oregon corporation, its wholly owned subsidiary USOL, Inc. and USOL, Inc.'s 50% owned subsidiary, U.S. Austin Cable Association I, Ltd. (collectively referred to herein as "USOL"), provide integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums ("MDUs") in Texas, Oregon, Virginia and Colorado. The services are provided to the tenants in accordance with long-term operating agreements between USOL and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either USOL or the local telephone and long distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize USOL. USOL also owns a 98% interest in TheResidentsClub, Inc. ("TRC"), a business that develops private labeled Internet solutions for MDUs and other residential markets. Holdings, USOL and TRC are collectively referred to herein as the Company.

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.

     The financial statements and related notes as of March 31, 2001, and for the three months ended March 31, 2001 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2)  Liquidity

     The Company has not generated cash from operations since inception, and both its operations and purchases of property and equipment to expand its subscriber base have been funded primarily from its initial equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility"). Under the Facility, the Company has the ability to borrow up to $35 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the Company's number of cable and telephone subscribers, with a total available borrowing base of approximately $13.1 million as of March 31, 2001, of which $7 million has been borrowed against. In order to fund expected future cash resource needs, the Company must continue to increase its subscriber base and revenues. Accordingly, the Facility maintains certain operational covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. Management believes that the Company will attain the prescribed growth in subscribers, revenues and cash flow during each of the remaining quarters of 2001 and through the first quarter of 2002, either through organic sales growth or through acquisitions, and that it will have sufficient cash resources available under the Facility to fund operations. While management believes that the Company will attain the prescribed growth in subscribers, revenue and cash flow, such growth is dependent on completing acquisitions. Management believes that the Company's acquisition strategy will be successful, but there can be no assurance that such acquisitions will be completed on a timely basis in order to meet the increasing quarterly minimums. If such quarterly minimums are not met, the Company would be in default of its covenants under the Facility and the holder of the Facility could call the amount outstanding under the Facility and or prevent additional borrowings. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility beginning in 2003 (see Note 5), management believes that the Company must continue to invest in long-term assets through September 2002 through organic sales growth and through acquisitions. Based on management's estimates, beginning in April 2002, the borrowing base availability under the Facility may become inadequate to continue to fund the necessary growth expenditures. The

Company is currently evaluating financing alternatives to determine what resources are available to continue to fund growth opportunities if resources under the Facility become unavailable during 2002.

(3)  Business Activities of TRC

     TRC received formal notification from its sole customer, GMAC Commercial Mortgage Company ("GMACM"), on April 10, 2001, that GMACM was terminating the technology and services agreement (the "GMAC Agreement") entered into between TRC and GMACM in August 2000. As part of the termination, TRC believes amounts are owed by GMACM to TRC, but GMACM and TRC are in disagreement on the ultimate amount owed. Since receiving notice, TRC and GMACM have continued to negotiate the terms of the termination and have continued to discuss the possibility of entering into a new services agreement.

     At March 31, 2001, TRC had approximately $512,000 of cash on hand. Management believes that after making operational staff and expense reductions as a result of the termination of the GMAC Agreement, current cash on hand will be sufficient to continue to fund future operations throughout 2001, unless TRC's note payable (the "TRC Note Payable") to Newman Financial Services ("NFS"), an entity related to GMACM, is not extended. At March 31, 2001, the TRC Note Payable is approximately $5,413,000, including interest, and is due on the earlier of (a) the sale of TRC, (b) the receipt of any proceeds by TRC due as a result of the termination of the GMAC Agreement, or (c) August 3, 2001. In the event any amounts potentially due as a result of the termination of the GMAC Agreement are not received by August 3, 2001, NFS may elect to extend the maturity date, however, there is no assurance regarding such matters. If NFS does not elect to extend the maturity date, or if the amounts potentially due to TRC under the termination of the GMAC Agreement are not sufficient to repay NFS, TRC does not currently have a revenue source or sufficient capital to continue operations. Holdings and USOL have not guaranteed any amounts of the TRC Note Payable and TRC's remaining liabilities primarily consist of a $2,000,000 intercompany note payable to USOL, which is eliminated in consolidation. Should TRC's operations discontinue, the Company's financial position and results of operations would not be negatively impacted.

     See further discussions of these matters in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report.

(4)  Note Payable Related Party

     In August 2000, NFS loaned $5 million to TRC under the TRC Note Payable. The TRC Note Payable matures on August 3, 2001 and bears interest at 13% per annum. The TRC Note Payable is secured by all of the common stock and assets of TRC. The TRC Note Payable provides that Holdings and USOL have no monetary liability upon an event of default.

     TRC failed to make a required February 3, 2001 interest payment. NFS has waived this default and the TRC Note Payable has been amended such that the TRC Note Payable is now due on the earlier of (a) the sale of TRC, (b) the receipt of any proceeds by TRC due under any termination of the GMAC Agreement, or (c) August 3, 2001.

    GMACM is a significant shareholder of the Company.

(5)  Senior Credit Facility

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

(6)  Segment Disclosure

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

     The operating results by business segment were as follows for the three months ended March 31, 2001:

                                                      Three Months Ended
                                                           March 31
                                       -----------------------------------------
                                         USOL, Inc.       TRC       Consolidated
                                       -------------  -----------   ------------
Revenues.........................      $  2,854,000   $  410,000    $ 3,264,000
Segment net loss.................        (3,004,000)    (544,000)    (3,548,000)
Total assets.....................        58,131,000      773,000     58,904,000
Capital expenditures.............           698,000       27,000        725,000
Depreciation and amortization....         1,594,000       12,000      1,606,000

(7)  loss Per Common Share

     Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding. The calculation of basic and diluted loss per common share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

(8)  Warrants

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

General

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.

Overview

     The Company has two operating subsidiaries. USOL provides bundled telecommunications services to residents of multi-family apartment and condominium complexes. Services provided include cable television and enhanced local and long-distance telephone services and high-speed Internet access. As of March 31, 2001, the Company passed 27,586 cable, 12,309 phone and 13,764 Internet units in Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C. compared to 23,430 cable, 11,343 telephone and 2,963 Internet units at March 31, 2000. A passing is an apartment unit capable of receiving a respective service. The Company had 16,804 cable, 5,589 telephone and 1,000 Internet subscribers, respectively, as of March 31, 2001 compared to 15,429 cable, 4,633 phone and 177 Internet subscribers at March 31, 2000. Through TRC, we develop Internet platforms to provide a range of private labeled online solutions for MDU communities and other residential markets.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     The Company reported a loss attributable to common shareholders of approximately $4,656,000 for the three months ended March 31, 2001 compared to a loss of approximately $6,281,000 for the same period of the prior year. The decrease in net loss is attributable to increased revenues in 2001 combined with the impact of a one-time charge recorded in 2000, offset by increased operating expense, selling, general and administrative expenses and interest expense in 2001.

     Revenue increased approximately $1,002,000 or 44% for the three months ended March 31, 2001 compared to the same period of the prior year. The increase in revenue is primarily due to a 42% increase in operational passings, which is the result of the Company's expansion of MDU's to which it provides service in existing markets. TRC, which had minimal revenues in 2000, also recorded approximately $410,000 of revenues earned as part of the GMAC Agreement.

     Operating expense increased approximately $194,000 or 11% for the three months ended March 31, 2001 compared to the same period of the prior year. The increase in operating expense between periods is primarily due to personnel increases and increased cable programming, leased local telephony circuits, wholesale long-distance minutes all associated with the increases in passings and subscribers. Operating expense was 59% of revenue for the three-month period in 2001 compared to 76% in the same period of the prior year.

     Selling, general and administrative expense increased approximately $456,000 or 22% for the three months ended March 31, 2001 compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increased sales and marketing expenses and increased call center costs all associated with the increases in passings and subscribers. Selling, general and administrative expense was 78% of revenue for the three months ended March 31, 2001 compared to 93% for the same period of the prior year.

     Depreciation and amortization expense increased approximately $38,000 or 2% for the three months ended March 31, 2001 compared to the same period of the prior year. The change in depreciation and amortization expense resulted from increases in property and equipment associated with new properties to which the Company provides service in 2001, offset by decreased goodwill amortization resulting from the write-off of TRC's goodwill during the fourth quarter of 2000. Depreciation and amortization expense was 49% of revenue for the three months ended March 31, 2001 compared to 69% for the same period of the prior year.

     Write down of long-term assets for the three months ended March 31, 2000, consists of one-time charge of approximately $1,871,000 for previously capitalized internal costs associated with the development of the Company's billing and customer care system. On March 31, 2000 the Company signed a five-year agreement with CSG Systems, Inc. to outsource its billing and customer care system to replace the in-house system.

     The Company had other expense of $621,000 during the three months ended March 31, 2001 compared to other income of $45,000 during the same period of the prior year. The increase in other expense between periods is primarily the result of interest and fees associated with the Facility compared to interest income in 2000.

Liquidity and Capital Resources

     At March 31, 2001, the Company had approximately $3,054,000 of cash and cash equivalents compared to $4,804,992 at December 31, 2000. Net cash of approximately $3,360,000 was used in operating activities for the three months ended March 31, 2001, which was a result of the Company's net loss for the period combined with using approximately $1,660,000 of working capital, offset by noncash charges related to depreciation, amortization, loss on asset disposals and stock compensation expense. TRC accounted for approximately $775,000 of the cash used in operating activities.

     Net cash of approximately $725,000 was used in investing activities, which was primarily the result of purchases of property and equipment related to acquiring or building new passings. Of this amount, TRC used approximately $27,000, primarily for web site and data base development.

     Net cash of approximately $2,335,000 was provided by financing activities, which primarily consisted of proceeds from borrowings under the Facility offset by principal payments under capital leases.

     As more fully described elsewhere in this Form 10-QSB, we have two separate and distinct businesses with USOL and TRC. A separate discussion on the liquidity of each business is as follows:

     USOL. USOL has approximately $2,543,000 of cash on hand on March 31, 2001. We believe that our cash on hand and available proceeds from the Facility will be sufficient to fund the activities of USOL for at least the next 12 months. However, an integral part of the USOL business plan is to grow through acquisitions. Should USOL find acquisition opportunities that are either larger in magnitude or in number than our business plan anticipates, then additional funding may be required sooner than planned.

     USOL is dependent on the Facility for its liquidity requirements. Under the Facility, USOL has the ability to borrow up to $35 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of USOL's number of cable and telephone subscribers, with a total available borrowing base of approximately $13.1 million as of March 31, 2001, of which $7 million has been borrowed against. In order to fund expected future cash resource needs, USOL must continue to increase its subscriber base and revenues. Accordingly, the Facility maintains certain operational covenants requiring  USOL to meet  increasing  quarterly  minimums  related  to  revenues, operating cash flow and the number of MDU units to which USOL has available service. We believe that USOL will attain the prescribed growth in subscribers, revenues and cash flow during each of the remaining quarters of 2001 and through the first quarter of 2002, either through organic sales growth or through acquisitions, and that it will have sufficient cash resources available under the Facility to fund operations. While we believe that USOL will attain the prescribed growth in subscribers, revenue and cash flow, such growth is dependent on completing acquisitions. We believe that USOL's acquisition strategy will be successful, but there can be no assurance that such acquisitions will be completed on a timely basis in order to meet the increasing quarterly minimums. If such quarterly minimums are not met, USOL would be in default of its covenants under the Facility and the holders of the Facility could call the amount outstanding under the Facility and or prevent additional borrowings. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility beginning in 2003 (see Note 5), we believe that USOL must continue to invest in long-term assets through September 2002 through organic sales growth and through acquisitions. Based on our estimates, beginning in April 2002, the borrowing base availability under the Facility may become inadequate to continue to fund the necessary growth expenditures. We are currently evaluating financing alternatives to determine what resources are available to continue to fund growth opportunities if resources under the Facility become unavailable during 2002.

     USOL maintains various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit USOL to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. USOL also has agreements with certain cable providers to purchase bulk cable signal at some of its properties. The agreements provide for USOL to pay fixed monthly amounts regardless of the number of customers it has at the properties. At March 31, 2001, the fixed minimum charges for all noncancelable agreements over the life of the agreements was approximately $506,000. Additionally, USOL is planning on upgrading existing head-ends to give USOL the ability to provide digital cable to selected properties during 2001. The anticipated costs of such upgrades are approximately $617,000.

     TRC. At March 31, 2001, TRC had approximately $512,000 of cash on hand. We believe that after making operational staff and expense reductions as a result of the termination of the GMAC Agreement, current cash on hand will be sufficient to continue to fund future operations throughout 2001, unless the TRC Note Payable to NFS is not extended. At March 31, 2001, the TRC Note Payable is approximately $5,413,000 and is due on the earlier of (a) the sale of TRC, (b) the receipt of any proceeds by TRC due as a result of the termination of the GMAC Agreement, or (c) August 3, 2001. In the event any amounts potentially due as a result of the termination of the GMAC Agreement are not received by August 3, 2001, NFS may elect to extend the maturity date, however, there is no assurance regarding such matters.

     If TRC is not able to negotiate a new agreement with GMACM or another entity, if NFS does not elect to extend the maturity date, or if the amounts potentially due to TRC under the termination of the GMAC Agreement are not sufficient to repay NFS, TRC will not have a revenue source or sufficient capital to continue operations. Holdings and USOL have not guaranteed any amounts of the TRC Note Payable and TRC's remaining liabilities primarily consist of a $2,000,000 intercompany note payable to USOL, which is eliminated in consolidation. Should TRC's operations discontinue, the Company's financial position and results of operations would not be negatively impacted.

Preferred Stock Dividends

     The Series A and Series B Preferred Stock accrete dividends from the date of issuance at the rate of 12% per year, payable quarterly in arrears on the last day of March, June, September and December. We have the option of paying the dividend in cash or in shares of common stock. The Facility prohibits the paying of such dividends in cash.

Adoption of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 during 2001. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial position or results of operations.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit Number            Description              Filed
         --------------            -----------              -----

          3.1(ii)             Amendment to Bylaws         Herewith

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

Dated May 15, 2001