Form 10QSB
period 2001-06-30
USOL HOLDINGS INC
filed 2001-08-14
CIK 1035271

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

                  For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

    As of August 10, 2001 the Registrant had 10,027,891 shares of its no par value Common Stock outstanding.

================================================================================


                                      INDEX

                                                                                                                 Page

                  PART I                    FINANCIAL INFORMATION

                                Item 1.     Financial Statements--USOL Holdings, Inc.
                                            Condensed Consolidated Balance Sheet as of
                                            June 30, 2001.....................................................      3
                                            Condensed Consolidated Statements of Operations for the
                                            Three and Six Months Ended June 30, 2001 and 2000.................      4
                                            Condensed Consolidated Statements of Cash Flows for the
                                            Six Months Ended June 30, 2001 and 2000...........................      5
                                            Notes to Condensed Consolidated Financial Statements..............      6

                                Item 2.     Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations................................    10
                                            Forward-Looking Statements.........................................    10
                                            General............................................................    10
                                            Overview...........................................................    10
                                            Three Months Ended June 30, 2001 Compared to
                                            Three Months Ended June 30, 2000...................................    10
                                            Six Months Ended June 30, 2001 Compared to
                                            Six Months Ended June 30, 2000.....................................    11
                                            Liquidity and Capital Resources....................................    12

                                Item 3.     Quantitative and Qualitative Disclosures about
                                            Market Risk........................................................    13

                  PART II                   OTHER INFORMATION

                                Item 1.     Legal Proceedings..................................................    14

                                Item 2.     Changes in Securities..............................................    14

                                Item 3.     Defaults Upon Senior Securities....................................    14

                                Item 4.     Submission of Matters to a Vote of Security Holders................    14

                                Item 5.     Other Information..................................................    14

                                Item 6.     Exhibits and Reports on Form 8-K...................................    14

                                Signatures......................................................................   15



                               USOL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                             June 30,
                                                                               2001
                                                                         ----------------

                                     ASSETS

Current assets:
  Cash and cash equivalents......................................        $      1,224,371
  Accounts receivable, net of allowance for doubtful
    accounts of $308,261.........................................               1,144,934
  Notes receivable, related parties..............................                 174,179
  Other current assets...........................................                 308,263
                                                                         ----------------
          Total current assets...................................               2,851,747

Property and equipment, net......................................              26,627,323

GOODWILL AND OTHER INTANGIBLES, net..............................              30,322,711

DEFERRED LOAN COSTS, net.........................................               1,844,297

Other assets.....................................................                 159,184
                                                                         ----------------

          Total assets...........................................        $     61,805,262
                                                                         ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $        951,726
  Accrued liabilities............................................               2,584,125
  Current portion of capital lease obligations...................                 581,952
  Preferred dividends payable....................................               1,107,480
  Deferred revenue...............................................                 663,435
  Note payable including accrued interest, related party.........               5,577,778
                                                                         ----------------
          Total current liabilities..............................              11,466,496
                                                                         ----------------

CAPITAL LEASE OBLIGATIONS, less current portion..................                 898,626
                                                                         ----------------

SENIOR CREDIT FACILITY...........................................              12,000,000
                                                                         ----------------

OTHER LONG-TERM LIABILITIES......................................                  53,958
                                                                         ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST................................................                  20,880
                                                                         ----------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 5,000,000 shares authorized--
    Series A, 1,311,640 shares issued and outstanding; liquidation
       preference of $32,791,000.................................              30,366,061
    Series B, 155,000 shares issued and outstanding;
       liquidation preference of $3,875,000......................               3,588,439
  Common stock, no par value; 50,000,000 shares authorized,
       10,027,891 shares issued and outstanding..................              47,017,193
  Deferred compensation..........................................               (260,738)
  Accumulated deficit............................................            (43,345,653)
                                                                         ---------------
          Total stockholders' equity.............................              37,365,302
                                                                         ----------------
          Total liabilities and stockholders' equity.............        $     61,805,262
                                                                         ================


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Three Months Ended               Six Months Ended
                                                                                   June 30,                        June 30,
                                                                         -----------------------------  ----------------------------
                                                                              2001           2000            2001            2000
                                                                         -------------   -------------  ------------   -------------


Revenue.............................................................     $   3,425,382   $   2,460,587  $  6,689,027   $   4,722,100
                                                                         -------------   -------------  ------------   -------------

expenses:
  Operating.........................................................         1,976,355       2,475,122     3,894,443       4,198,956
  Selling, general and administrative...............................         2,892,499       1,955,450     5,447,713       4,055,044
  Depreciation and amortization.....................................         1,840,657       1,632,349     3,446,637       3,200,277
  Stock compensation expense........................................            91,973         149,020       191,165         351,448
  Write-down of capitalized software costs..........................                --              --            --       1,870,551
                                                                         -------------   -------------  ------------   -------------
          Total operating expenses..................................         6,801,484       6,211,941    12,979,958      13,676,276
                                                                         -------------   -------------  ------------   -------------
          Loss from operations......................................       (3,376,102)     (3,751,354)   (6,290,931)     (8,954,176)
                                                                         ------------    ------------   -----------    -------------

Other INCOME (EXPENSE):
  Interest, net.....................................................         (611,631)        (19,240)   (1,171,126)          25,934
  Other, net........................................................           (8,762)              --      (68,897)              --
  Gain (loss) on disposal of assets.................................             8,850        (56,144)         6,874        (56,144)
                                                                         -------------   ------------   ------------   -------------
                                                                             (611,543)        (75,384)   (1,233,149)        (30,210)
                                                                         ------------    ------------   -----------    -------------
LOSS BEFORE MINORITY INTEREST.......................................       (3,987,645)     (3,826,738)   (7,524,080)     (8,984,386)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARY....................            81,811        (15,986)        70,326        (28,960)
                                                                         -------------   ------------   ------------   -------------

          Net loss..................................................     $ (3,905,834)   $ (3,842,724)  $(7,453,754)   $ (9,013,346)
                                                                         ============    ============   ===========    =============

PREFERRED STOCK DIVIDENDS...........................................       (1,107,480)     (1,110,000)   (2,215,980)     (2,220,000)
                                                                         ------------    ------------   -----------    -------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS............................     $ (5,013,314)   $ (4,952,724)  $(9,669,734)   $(11,233,346)
                                                                         ============    ============   ===========    =============

PER SHARE AMOUNTS:..................................................
  Basic and diluted loss per common share...........................     $        (.53)  $        (.65) $       (1.07) $      (1.50)
                                                                         =============   =============  =============  =============
  Basic and diluted weighted average common shares..................         9,479,095       7,642,192     9,013,068       7,492,205
                                                                         =============   =============  ============   =============

------------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                       ---------------------------------
                                                                              2001             2000
                                                                       ---------------   ---------------


        Cash flows from operating activities:
          Net loss.................................................    $   (7,453,754)   $   (9,013,346)
          Adjustments to reconcile net loss to net cash used in
           operating activities--
              Depreciation and amortization........................          3,446,637         3,200,277
              Amortization of deferred loan costs..................            258,638                --
              Stock compensation expense...........................            191,165           351,448
              Write-down of capitalized software costs.............                 --         1,870,551
              (Gain) loss on disposal of assets....................            (6,874)            56,144
              Minority interest....................................           (70,326)            28,960
              Changes in assets and liabilities--
                 Accounts receivable...............................             92,320         (275,029)
                 Other assets......................................           (11,717)         (568,454)
                 Accounts payable and accrued liabilities..........          (572,122)       (1,388,587)
                 Deferred revenue and other........................           (64,213)           222,846
                                                                       --------------    ---------------
                      Net cash used in operating activities........        (4,190,246)       (5,515,190)
                                                                       --------------    --------------

        Cash flows from investing activities:
          Purchases of property, equipment and other...............        (2,585,954)       (5,025,478)
          Cash paid for acquisition................................        (4,000,000)                --
          Loans to related parties, net............................                 --          (57,258)
                                                                       ---------------   --------------
                      Net cash used in investing activities........        (6,585,954)       (5,082,736)
                                                                       --------------    --------------

        Cash flows from financing activities:
          Principal payments under capital leases..................          (274,008)         (324,252)
          Proceeds from the exercise of stock options and
            warrants...............................................                 --           877,178
          Borrowings under Senior Credit Facility..................          7,500,000                --
          Deferred loan costs......................................           (30,413)          (21,630)
                                                                       --------------    --------------
                      Net cash provided by financing activities....          7,195,579           531,296
                                                                       ---------------   ---------------
                      Net decrease in cash and cash equivalents....        (3,580,621)      (10,066,630)
        Cash and cash equivalents, beginning of period.............          4,804,992        13,637,511
                                                                       ---------------   ---------------
        Cash and cash equivalents, end of period...................    $     1,224,371   $     3,570,881
                                                                       ===============   ===============

        Supplemental DISCLOSURE OF cash flow information:
            Cash paid for interest.................................    $       143,796   $       368,612
            Deferred compensation..................................                 --           540,000
            Accretion of dividends on preferred stock..............          2,215,980         2,200,000
            Issuance of common stock as payment of preferred
               stock dividends.....................................          2,218,500         3,083,333
            Issuance of common stock for purchase of assets........            618,000                --


     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



(1)  Business Organization and Basis of Presentation

     USOL Holdings, Inc. ("Holdings"), an Oregon corporation, its wholly owned subsidiary USOL, Inc. and USOL, Inc.'s 50% owned subsidiary, U.S. Austin Cable Association I, Ltd. (collectively referred to herein as "USOL"), provide integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multifamily apartment complexes and condominiums ("MDUs") in Texas, Oregon, Virginia and Colorado. The services are provided to the tenants in accordance with long-term right of entry (ROE Agreements) between USOL and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either USOL or the local telephone and long distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize USOL. USOL also owns a 99% interest in TheResidentClub, Inc. ("TRC"). See Note 3 regarding the winding down of TRC's operations. Holdings, USOL and TRC are collectively referred to herein as the Company.

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

    The financial statements and related notes as of June 30, 2001, and for the three and six months ended June 30, 2001 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2)  Liquidity

    The Company has not generated cash from operations since inception, and both its operations and purchases of property and equipment to expand its subscriber base have been funded primarily from its initial equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility") and has continued to borrow under the Facility through June 30, 2001. Under the Facility, the Company has the ability to borrow up to $35 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the number of the Company's cable and telephone subscribers, with a total available borrowing base of approximately $16.6 million as of June 30, 2001, of which the Company has borrowed $12 million.

    In order to fund expected future cash resource needs, the Company must continue to increase its subscriber base and revenues. Accordingly, the Facility maintains certain operational covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. Management believes that the Company will attain the prescribed growth in subscribers, revenues and cash flow during each of the remaining quarters of 2001 and through 2002, either through organic sales growth or through acquisitions, and that it will have sufficient cash resources available under the Facility to fund operations. While management believes that the Company will attain the prescribed growth in subscribers, revenue and cash flow, such growth is dependent on completing acquisitions. Management believes that the Company's acquisition strategy will be successful, but there can be no assurance that such acquisitions will be completed or completed on a timely basis in order to meet the increasing quarterly minimums. If such quarterly minimums are not met, the Company would be in default of its covenants under the Facility and the holder of the Facility could call the amount outstanding under the Facility or prevent additional borrowings. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility beginning in 2003 (see Note 6), management believes that the Company must continue to invest in long-term assets through December 2002 through organic sales growth and through acquisitions.

    Management is in the process of evaluating the potential effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This recently issued accounting standard is more fully described in Note 10. If management determines that an impairment of the Company's goodwill should be recognized in connection with adopting this new standard on January 1, 2002, the Company could be in violation of the Facility covenants.

(3)  Winding Down of TRC

    TRC was in the business of developing private labeled Internet solutions for MDU's and other residential markets. In August 2000, TRC entered into a technology and services agreement (the "IT Services Agreement") with GMAC Mortgage Corporation ("GMACM"), a sister company of GMAC Commercial Mortgage Corporation which is a significant shareholder of the Company, to develop a private labeled Internet site for GMACM and provide certain services over the period of the IT Services Agreement. TRC received formal notification from GMACM (TRC's sole customer) on April 10, 2001, that GMACM was terminating the IT Services Agreement. As part of the termination, TRC believed that certain amounts were owed by GMACM, but TRC and GMACM did not agree on the ultimate amounts owed. Subsequent to April 10, 2001, TRC and GMACM continued negotiations that culminated in an agreement setting forth the terms of the termination of their relationship under the IT Services Agreement. TRC and GMACM entered into a Confidential Release and Settlement Agreement (the "Settlement Agreement") on June 6, 2001, whereby TRC agreed to transfer a significant amount of its assets to GMACM in exchange for payment of $6.6 million and release of certain claims. The assets to be transferred by TRC included substantially all of TRC's hardware and software. Although the Settlement Agreement was entered into on June 6, 2001, closing of the settlement was delayed until July 13, 2001, due to continued negotiations, therefore, the accompanying unaudited consolidated financial statements do not reflect the effect of the Settlement Agreement.

    On July 13, 2001, TRC received a payment of approximately $6.05 million from GMACM. This amount differed from that provided for in the Settlement Agreement due to offsets of amounts paid by GMACM to release liens on certain TRC assets and a $300,000 adjustment to reflect amounts previously paid to TRC by GMACM. Of this amount, approximately $5.6 million has been used to repay the principal and interest on a loan made to TRC in August 2000 by Newman Financial Services, Inc. ("Newman"), an entity related to GMAC Commercial Mortgage Corporation (see Note
5). In connection with the closing of the settlement in July 2001, TRC's operations have ceased, and TRC will record a net gain of approximately $5.9 million during the third quarter ending September 30, 2001.

    See further discussions of these matters in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report.

(4)  SIMCOM Acquisition

     In May 2001, the Company purchased substantially all of the long-term assets of Great West Services, Ltd., d/b/a SIMCOM ("SIMCOM"), a subsidiary of Simpson Housing Limited Partnership, which provided voice, video and data services to MDU's in Colorado, Oregon and Texas, for an aggregate purchase price of approximately $4.6 million, consisting of $4 million in cash and 600,000 shares of the Company's common stock. The acquired assets included exclusive ROE Agreements, as well as other telecommunications property and equipment. The purchase price was financed through a draw on the Company's Facility (see Note
6). The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the accompanying unaudited condensed consolidated financial statements since the date of acquisition. The Company allocated the entire purchase price to the telecommunications property and equipment that was acquired based on a preliminary estimate of fair value which is subject to final adjustment.

    The following summarized unaudited pro forma financial information assumes that the SIMCOM acquisition had occurred at the beginning of the period indicated. The following unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results.



                                                       Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                 --------------------------------       ------------------------------
                                                     2001               2000               2001                2000
                                                 ---------------- ---------------       ---------------   ------------

Revenues..................................       $   3,891,862    $    2,923,983        $  7,662,116      $  5,626,133
Net loss..................................         (4,025,498)       (4,001,604)         (7,630,202)       (9,338,343)
Loss attributable to common shareholder
  per share--basic and diluted............       $       (.52)    $        (.62)        $     (1.03)      $     (1.43)


(5)  Note Payable to Related Party

    In August 2000, Newman loaned $5 million to TRC under the TRC Note Payable. The TRC Note Payable matured on August 3, 2001 and bears interest at 13% per annum. The TRC Note Payable is secured by all of the common stock and assets of TRC. The TRC Note Payable was paid in full in August 2001 in connection with the settlement with GMACM (see Note 3).

(6)  Senior Credit Facility

    Beginning in 2003, the Facility will be payable in quarterly installments starting at 1% of the December 31, 2002, outstanding balance for the three months ended March 31, 2003, increasing periodically to 7.75% of the December 31, 2002, outstanding balance for the year ended December 31, 2007.

    The Facility bears interest at the Company's option at an annual rate of prime plus 3% or LIBOR plus 4%. The Facility contains an unused commitment fee ranging from .625% to 1.375% depending on borrowing levels and an annual administrative fee of $30,000. See Note 2 regarding various covenants contained in the Facility.

(7)  Segment Disclosure

    The Company's operations during the quarterly period ended June 30, 2001 are
classified  into  two  reportable  business  segments:   Telecommunications  and
TRC. The Company's two reportable business segments have been managed separately based on fundamental differences in their operations.

     Telecommunications consists principally of providing integrated telecommunications services including telephone, long distance telephone, enhanced call features and cable television to residents of MDU's in Texas, Oregon, Virginia and Colorado.

     Prior  to  its  ceasing  operations,   TRC  consisted  principally  of  the
development of a private-labeled Internet service portal for GMACM and related entities (see Note 3).

     The operating results by business segment were as follows:


                                         Three Months Ended                                  Six Months Ended
                                             June 30                                             June 30
                          ------------------------------------------------   ------------------------------------------------
                                Tele-                                              Tele-
                            communications         TRC       Consolidated         Communications    TRC         Consolidated
                          -----------------    ------------  -------------   ------------------- ------------   -------------

2001
Revenues.............       $  3,106,653       $   318,729    $  3,425,382      $  5,960,298     $    728,729     $  6,689,027
Segment net loss.....        (3,291,889)         (613,945)     (3,905,834)       (6,295,809)      (1,157,945)      (7,453,754)
Total assets.........         61,401,303           403,959      61,805,262        61,401,303          403,959       61,805,262
Capital expenditures.          6,592,269             3,410       6,595,679         7,290,269           30,410        7,320,679
Depreciation and
  amortization.......          1,828,547            12,110       1,840,657         3,422,527           24,110        3,446,637




                                         Three Months Ended                                  Six Months Ended
                                             June 30                                             June 30
                          ------------------------------------------------   ------------------------------------------------
                                Tele-                                              Tele-
                            communications         TRC       Consolidated         Communications    TRC         Consolidated
                          ----------------   -----------  ----------------   -------------------  ------------  -------------
2000
Revenues.............      $   2,459,320     $      1,267     $ 2,460,587       $  4,717,765       $      4,335  $  4,722,100
Segment net loss.....        (2,839,238)      (1,003,486)     (3,842,724)        (7,262,701)        (1,750,645)   (9,013,346)
Total assets.........         59,754,676        3,915,659      63,670,335         59,754,676          3,915,659    63,670,335
Capital expenditures.          1,294,354          489,024       1,783,378          4,076,594            892,740     4,969,334
Depreciation and
  amortization.......          1,544,440           87,909       1,632,349          3,025,995            174,282     3,200,277



(8)  Loss Per Common Share

     Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding. The calculation of basic and diluted loss per common share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The following common stock equivalents were excluded from the diluted net loss per share calculations as their effect would have been antidilutive:


                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                    ------------------------------        -----------------------------
                                                     2001               2000                2001                2000
                                                    ------------     -------------        -------------    ------------

Preferred stock shares as converted.......           18,333,000       18,500,000           18,333,000       18,500,000
Common stock warrants.....................            3,114,645        3,114,645            3,114,645        3,114,645
Stock options--
  Shares..................................            2,193,502        2,234,667            2,193,502        2,234,667
  Weighted average price..................          $      2.53      $      2.21          $      2.53      $      2.21



(9)  Warrants

     On April 2, 2001, the Company's board of directors extended the expiration date for certain warrants, which were to terminate on July 28, 2001, to July 28, 2002. The warrants represent 804,445 shares of common stock exercisable at $5.50 per share.

(10) Recently Issued Accounting Standards

    On July 23, 2001, the Financial Accounting Standards Board released for issuance SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management of the Company is in the process of evaluating the impact of adoption of these standards and is unable to estimate their impact, if any, at this time.

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

Overview

     The Company has two operating subsidiaries. USOL provides bundled telecommunications services to residents of multi-family communities. Services provided include cable television and enhanced local and long-distance telephone services and high-speed Internet access. As of June 30, 2001, the Company passed 34,310 cable, 16,417 phone and 14,153 Internet units in Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C.,
respectively, compared to 24,521 cable, 12,027 telephone and 4,197 Internet units at June 30, 2000. A passing is an apartment unit capable of receiving a respective service. The Company had 20,995 cable, 7,992 telephone and 1,224 Internet subscribers, respectively, as of June 30, 2001 compared to 16,056 cable, 5,111 phone and 286 Internet subscribers at June 30, 2000.

     USOL also owns a 99% interest in TRC. See Note 3 regarding the winding down of TRC's operations.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     The Company reported a loss attributable to common shareholders of approximately $5,013,000 for the three months ended June 30, 2001, compared to a loss of approximately $4,953,000 for the same period of the prior year. The increase in net loss is attributable to increased selling, general and administrative expenses and interest expense in 2001 offset by increased revenues in 2001.

     Revenue increased approximately $965,000 or 39% for the three months ended June 30, 2001, compared to the same period of the prior year. The increase in revenue is primarily due to a 41% increase in subscribers, which is the result of the Company's expansion of MDU's to which it provides service in existing markets.

     Operating expense decreased approximately $499,000 or 20% for the three months ended June 30, 2001, compared to the same period of the prior year. The decrease in operating expense between periods is primarily due to the wind down of TRC. Upon receiving notification of the termination of the IT Services Agreement during April 2001, the Company made operational and staff reductions resulting in the reduction to operating expenses for the three months ended June 30, 2001. USOL also made expense reductions during the fourth quarter of 2000, which have allowed the Company to increase revenues without significant operational expense increases. As a result of these measures, operating expense was 58% of revenue for the three-month period in 2001 compared to 101% in the same period of the prior year.

     Selling, general and administrative expense increased approximately $932,000 or 48% for the three months ended June 30, 2001, compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increased sales and marketing expenses and increased call center costs all associated with the increases in passings and subscribers. The increase is also the result of approximately $276,000 recorded as a result of a contract entered into between the Company and a member of its management, which allows the employee to terminate his employment at his discretion and receive severance of approximately $276,000 upon his election. Selling, general and administrative expense was 84% of revenue for the three months ended June 30, 2001 compared to 79% for the same period of the prior year.

     Depreciation and amortization expense increased approximately $208,000 or 13% for the three months ended June 30, 2001, compared to the same period of the prior year. The increase resulted from increases in property and equipment associated with new properties to which the Company provides service in 2001, offset by decreased goodwill amortization resulting from the write-off of TRC's goodwill during the fourth quarter of 2000. Depreciation and amortization expense was 54% of revenue for the three months ended June 30, 2001 compared to 66% for the same period of the prior year.

     The Company had other expense of approximately $612,000 during the three months ended June 30, 2001 compared to approximately $75,000 during the same period of the prior year. The increase in other expense between periods is primarily the result of interest and fees associated with increased borrowing from the Facility during 2001 compared to 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     The Company reported a net loss of $7,454,000 for the six months ended June 30, 2001, compared to a net loss of $9,013,000 for the same period of the prior year. The decrease in net loss is attributable to increased revenues in 2001 combined with a one-time charge recorded in 2000, offset by increased selling, general and administrative expenses and interest expense in 2001.

     Revenue increased approximately $1,967,000 or 42% for the six months ended June 30, 2001, compared to the same period of the prior year. The increase in revenue is primarily due to a 41% increase in subscribers, which is the result of the Company's expansion of MDU's to which it provides service in existing markets.

     Operating expense decreased approximately $305,000 or 7% for the six months ended June 30, 2001, compared to the same period of the prior year. The decrease in operating expense between periods is primarily due to the wind down of TRC. Upon receiving notification of the termination of the IT Services Agreement during April 2001, the Company made operational and staff reductions resulting in the reduction to operating expense for the three months ended June 30, 2001. USOL also made expense reductions during the fourth quarter of 2000, which have allowed the Company to increase revenues without significant operational expense increases. As a result of these measures, operating expense was 58% of revenue for the six-month period in 2001 compared to 89% in the same period of the prior year.

     Selling, general and administrative expense increased approximately $1,393,000 or 34% for the six months ended June 30, 2001, compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increased sales and marketing expenses and increased call center costs all associated with the increases in passings and subscribers. Selling, general and administrative expense was 81% of revenue for the six months ended June 30, 2001 compared to 86% for the same period of the prior year.

     Depreciation and amortization expense increased approximately $246,000 or 8% for the six months ended June 30, 2001, compared to the same period of the prior year. The increase resulted from increases in property and equipment associated with new properties to which the Company provides service in 2001, offset by decreased goodwill amortization resulting from the write-off of TRC's goodwill during the fourth quarter of 2000. Depreciation and amortization expense was 52% of revenue for the three months ended June 30, 2001 compared to 68% for the same period of the prior year.

    Write down of long-term assets for the six months ended June 30, 2000, consists of one-time charge of approximately $1,871,000 for previously capitalized internal costs associated with the development of the Company's billing and customer care system. On March 31, 2000 the Company signed a five-year agreement with CSG Systems, Inc. to outsource its billing and customer care operations.

     The Company had other expense of approximately $1,233,000 during the six months ended June 30, 2001 compared to approximately $30,000 during the same period of the prior year. The increase in other expense between periods is primarily the result of interest and fees associated with increased borrowing from the Facility during 2001 compared to 2000.

Liquidity and Capital Resources

     At June 30, 2001, the Company had approximately $1,224,000 of cash and cash equivalents compared to approximately $4,805,000 at December 31, 2000. Net cash of approximately $4,190,000 was used in operating activities for the six months ended June 30, 2001, which was a result of the Company's net loss for the period combined with using approximately $556,000 of working capital, offset by noncash charges related to depreciation, amortization, loss on asset disposals and stock compensation expense.

     Net cash of approximately $6,586,000 was used in investing activities, which was primarily the result of purchases of property and equipment related to acquiring or building new passings, capital expenditures for upgrading services to passings currently served, cash paid for acquisitions.

     Net cash of approximately $7,196,000 was provided by financing activities, which primarily consisted of proceeds from borrowings under the Facility offset by principal payments under capital leases.

     As has already been more fully described in this Form 10-QSB, we have two separate and distinct businesses with USOL and TRC. A separate discussion on the liquidity of each business is as follows:

    USOL. USOL had approximately $1,029,000 of cash on hand on June 30, 2001. We believe that our cash on hand and available proceeds from the Facility will be sufficient to fund the activities of USOL for at least the next 12 months.
However, an integral part of the USOL business plan is to grow through acquisitions. Should USOL find acquisition opportunities that are either larger in magnitude or in number than our business plan anticipates, then additional funding may be required sooner than planned.

    USOL is dependent on the Facility for its liquidity requirements. Under the Facility, USOL has the ability to borrow up to $35 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of USOL's number of cable and telephone subscribers, with a total available borrowing base of approximately $17.5 million as of June 30, 2001, of which $12 million has been borrowed against. In order to fund expected future cash resource needs, USOL must continue to increase its subscriber base and revenues. Accordingly, the Facility maintains certain operational covenants requiring  USOL to meet  increasing  quarterly  minimums  related  to  revenues, operating cash flow and the number of MDU units to which USOL has available service. We believe that USOL will attain the prescribed growth in subscribers, revenues and cash flow, and that it will have sufficient cash resources available under the Facility to fund operations. While we believe that USOL will attain the prescribed growth in subscribers, revenue and cash flow, such growth is dependent on completing acquisitions. We believes that USOL's acquisition strategy will be successful, but there can be no assurance that such acquisitions will be completed or are completed on a timely basis in order to meet the increasing quarterly minimums. If such quarterly minimums are not met, USOL would be in default of its covenants under the Facility and the holder of the Facility could call the amount outstanding under the Facility and/or prevent additional borrowings. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility beginning in 2003 (see Note 6), we believe that USOL must continue to invest in long-term assets through December 2002 through organic sales growth and through acquisitions. Based on our estimates, the borrowing base availability under the Facility will be adequate to continue to fund the necessary growth expenditures. We are currently evaluating financing alternatives to determine what resources are available to continue to fund growth opportunities beyond 2002.

    USOL maintains various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit USOL to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. USOL also has agreements with certain cable providers to purchase bulk cable signal at some of its properties. The agreements provide for USOL to pay fixed monthly amounts regardless of the number of customers it has at the properties. At June 30, 2001, the fixed minimum charges for all noncancelable agreements over the life of the agreements was approximately $1,395,000. Additionally, USOL is planning on upgrading existing head-ends to give USOL the ability to provide digital cable to selected properties during 2001. The anticipated costs of such upgrades are approximately $1,176,000. The Company has spent approximately $477,000 as of June 30, 2001, on such upgrades and expects to spend the remaining amounts by December 31, 2001.

    TRC. At June 30, 2000, TRC had approximately $195,000 of cash on hand. TRC received formal notification from GMACM (TRC's sole customer) on April 10, 2001, that GMACM was terminating the IT Services Agreement. As part of the termination, TRC believed that certain amounts were owed by GMACM, but TRC and

GMACM did not agree on ultimate amounts owed. Subsequent to April 10, 2001, TRC and GMACM continued negotiations that culminated in an agreement setting forth the terms of the termination of their relationship under the IT Services Agreement. TRC and GMACM entered into the Settlement Agreement on June 6, 2001, whereby TRC agreed to transfer a significant amount of its assets to GMACM in exchange for payment of $6.6 million and release of certain claims. The assets to be transferred by TRC include substantially all of TRC's hardware and software. Although the Settlement Agreement was entered into on June 6, 2001, closing of the settlement was delayed until July 13, 2001, due to continued negotiations, therefore, the accompanying unaudited consolidated financial statements do not reflect the effect of the Settlement Agreement. On July 13, 2001, TRC received a payment of approximately $6.05 million from GMACM. This amount differed from that provided for in the Settlement Agreement due to offsets of amounts paid by GMACM to release liens on certain TRC assets and a $300,000 adjustment to reflect amounts previously paid to TRC by GMACM. Of this amount, approximately $5.6 million has been used to repay the principal and interest on a loan made to TRC in August 2000 by Newman, an entity related to GMAC Commercial Mortgage Corporation which is a significant shareholder of the Company. In connection with the closing of the settlement in July 2001, TRC's operations have ceased, and TRC will record a gain of approximately $5.9 million during the third quarter ending September 30, 2001.

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

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit
          Number       Description of Exhibit
         -------       ----------------------

         10.12      Letter   Agreement,   dated  July  7,  2001,  to  Amend  the
                    Employment and Non-competition Agreement dated July 21, 1999 by and between Robert G. Solomon and USOL Holdings, Inc.

         10.13 Employment Agreement by and between Jim Livingston and USOL Holdings, Inc. dated July 13, 2001

     (b) Reports

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            USOL HOLDINGS, INC.


                                            By: /s/ Shane Menking
                                               -----------------------------
                                               Shane Menking, CFO



Dated August 14, 2001