Form 10QSB
period 2001-09-30
USOL HOLDINGS INC
filed 2001-11-14
CIK 1035271

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

                For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     As of November 12, 2001 the Registrant had 11,901,935 shares of its no par value Common Stock outstanding.

================================================================================


                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I                                      FINANCIAL INFORMATION

                                Item 1.     Financial Statements--USOL Holdings, Inc.
                                            Condensed Consolidated Balance Sheet as of
                                            September 30, 2001................................................      3
                                            Condensed Consolidated Statements of Operations for the
                                            Three and Nine Months Ended September 30, 2001 and 2000...........      4
                                            Condensed Consolidated Statements of Cash Flows for the
                                            Nine Months Ended September 30, 2001 and 2000.....................      5
                                            Notes to Condensed Consolidated Financial Statements..............      6

                                Item 2.     Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations................................    11
                                            Forward-Looking Statements.........................................    11
                                            General............................................................    11
                                            Overview...........................................................    11
                                            Three Months Ended September 30, 2001 Compared to
                                            Three Months Ended September 30, 2000..............................    11
                                            Nine Months Ended September 30, 2001 Compared to
                                            Nine Months Ended September 30, 2000...............................    12
                                            Liquidity and Capital Resources....................................    13

                                Item 3.     Quantitative and Qualitative Disclosures about
                                            Market Risk........................................................    14

PART II                                     OTHER INFORMATION

                                Item 1.     Legal Proceedings..................................................    15

                                Item 2.     Changes in Securities..............................................    15

                                Item 3.     Defaults Upon Senior Securities....................................    15

                                Item 4.     Submission of Matters to a Vote of Security Holders................    15

                                Item 5.     Other Information..................................................    15

                                Item 6.     Exhibits and Reports on Form 8-K...................................    15

                                Signatures......................................................................   16



                               USOL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                           September 30,
                                ASSETS                                         2001
                                                                           -------------
Current assets:
  Cash and cash equivalents......................................        $      1,669,092
  Accounts receivable, net of allowance for doubtful
    accounts of $262,954.........................................               1,562,799
  Notes receivable, related parties..............................                 173,167
  Other current assets...........................................                 320,763
  Assets held for sale...........................................              13,378,000
                                                                         ----------------
          Total current assets...................................              17,103,821

Property and equipment, net......................................              24,811,291

GOODWILL AND OTHER INTANGIBLES, net..............................              18,523,129

DEFERRED LOAN COSTS, net.........................................               1,735,121

Other assets.....................................................                 159,357
                                                                         ----------------

          Total assets...........................................        $     62,332,719
                                                                         ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $      1,521,923
  Accrued liabilities............................................               3,468,862
  Current portion of capital lease obligations...................                 591,011
  Preferred dividends payable....................................               1,099,980
  Deferred revenue...............................................                 832,002
                                                                         ----------------
          Total current liabilities..............................               7,513,778
                                                                         ----------------

CAPITAL LEASE OBLIGATIONS, less current portion..................                 745,181
                                                                         ----------------

SENIOR CREDIT FACILITY...........................................              16,000,000
                                                                         ----------------

OTHER LONG-TERM LIABILITIES......................................                  47,111
                                                                         ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 5,000,000 shares authorized--
    Series A, 1,311,640 shares issued and outstanding; liquidation
       preference of $32,791,000.................................              30,366,061
    Series B, 155,000 shares issued and outstanding;
       liquidation preference of $3,875,000......................               3,588,439
  Common stock, no par value; 50,000,000 shares authorized,
       10,027,891 shares issued and outstanding..................              48,124,673
  Deferred compensation..........................................                (168,765)
  Accumulated deficit............................................             (43,883,759)
                                                                         ----------------
          Total stockholders' equity.............................              38,026,649
                                                                         ----------------
          Total liabilities and stockholders' equity.............        $     62,332,719
                                                                         ================


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                    -----------------------------  -----------------------------
                                                                         2001            2000            2001            2000
                                                                    -------------   -------------  --------------  -------------
Revenue........................................................     $   3,862,312   $   2,705,243  $   10,551,339  $   7,427,343
                                                                    -------------   -------------  --------------  -------------

expenses:
  Operating....................................................         2,323,331       2,011,268       6,217,777      5,626,076
  Selling, general and administrative..........................         2,447,932       2,629,656       7,817,543      7,268,848
  Depreciation and amortization................................         1,533,549       1,679,013       5,058,288      4,879,290
  Stock compensation expense...................................            91,971          79,611         283,136        431,059
  Write-down of capitalized software costs.....................                --              --              --      1,870,551
  Write-down of assets held for sale...........................         2,275,713              --       2,275,713             --
                                                                    -------------   -------------  --------------  -------------
          Total operating expenses.............................         8,672,496       6,399,548      21,652,457     20,075,824
                                                                    -------------   -------------  --------------  -------------
          Loss from operations.................................        (4,810,184)     (3,694,305)    (11,101,118)   (12,648,481)
                                                                    -------------   -------------  --------------  -------------

Other INCOME (EXPENSE):
  Interest, net................................................          (518,943)       (169,557)     (1,690,069)      (143,623)
  Other, net...................................................             4,877              --         (64,020)            --
  Gain (loss) on disposal of assets............................             1,200         (25,713)          8,074        (81,857)
  Gain on contract termination.................................         5,867,509              --       5,867,509             --
                                                                    -------------   -------------  --------------  -------------
                                                                        5,354,643        (195,270)      4,121,494       (225,480)
                                                                    -------------   -------------  --------------  -------------

INCOME (LOSS) BEFORE MINORITY INTEREST.........................           544,459      (3,889,575)     (6,979,624)   (12,873,961)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARY...............            17,419         (15,534)         87,744        (44,493)
                                                                    -------------   -------------  --------------  -------------

          Net income (loss)....................................     $     561,878   $  (3,905,109) $   (6,891,880) $ (12,918,454)
                                                                    =============   =============  ==============  =============

PREFERRED STOCK DIVIDENDS......................................        (1,099,980)     (1,110,000)     (3,315,960)    (3,330,000)
                                                                    -------------   -------------  --------------  -------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS.......................     $    (538,102)  $  (5,015,109) $  (10,207,840) $ (16,248,454)
                                                                    =============   =============  ==============  =============

PER SHARE AMOUNTS:.............................................
  Basic and diluted loss per common share......................     $        (.05)  $        (.64) $        (1.03) $       (2.16)
                                                                    =============   =============  ==============  =============
  Basic and diluted weighted average common shares.............         9,993,915       7,819,637       9,869,880      7,523,931
                                                                    =============   =============  ==============  =============



     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                         --------------------------------
                                                                                                2001            2000
                                                                                         ---------------  ---------------
        Cash flows from operating activities:
          Net loss..................................................................     $   (6,891,880)  $  (12,918,454)
          Adjustments to reconcile net loss to net cash used in
            operating activities--
              Depreciation and amortization.........................................          5,058,288        4,879,290
              Amortization of deferred loan costs...................................            367,815               --
              Stock compensation expense............................................            283,136          431,059
              Write-down of capitalized software costs..............................                 --        1,870,551
              Write-down of assets held for sale....................................          2,275,713               --
              Gain on contract termination..........................................         (5,867,509)              --
              (Gain) loss on disposal of assets.....................................             (8,074)          81,857
              Minority interest.....................................................            (87,744)          44,493
              Changes in assets and liabilities--
                 Accounts receivable................................................           (327,176)        (471,347)
                 Other assets.......................................................            (22,527)        (904,342)
                 Accounts payable and accrued liabilities...........................           (402,696)      (1,699,059)
                 Deferred revenue and other.........................................             97,507          285,356
                                                                                         --------------   --------------
                      Net cash used in operating activities.........................         (5,525,147)      (8,400,596)
                                                                                         --------------   --------------

        Cash flows from investing activities:
          Purchases of property, equipment and other................................         (5,710,468)      (6,497,069)
          Cash paid for acquisition.................................................         (4,000,000)              --
          Proceeds from contract termination........................................          6,053,778               --
          Loans to related parties, net.............................................             (5,256)         (57,258)
                                                                                         --------------   --------------
                      Net cash used in investing activities.........................         (3,661,946)      (6,554,327)
                                                                                         --------------   --------------

        Cash flows from financing activities:
          Principal payments under capital leases...................................           (418,394)        (462,948)
          Proceeds from the exercise of stock options and
            warrants................................................................                 --        1,087,923
          Proceeds from note payable, related party.................................                 --        5,000,000
          Repayment of note payable, related party..................................         (5,000,000)              --
          Borrowings under Senior Credit Facility...................................         11,500,000        2,000,000
          Deferred loan costs.......................................................            (30,413)        (242,253)
                                                                                         --------------   --------------
                      Net cash provided by financing activities.....................          6,051,193        7,382,722
                                                                                         --------------   --------------
                      Net decrease in cash and cash equivalents.....................         (3,135,900)      (7,572,201)
        Cash and cash equivalents, beginning of period..............................          4,804,992       13,637,511
                                                                                         --------------   --------------
        Cash and cash equivalents, end of period....................................     $    1,669,092   $    6,065,310
                                                                                         ==============   ==============

        Supplemental DISCLOSURE OF cash flow information:
            Cash paid for interest..................................................     $    1,398,052   $      539,041
            Deferred compensation...................................................                 --          540,000
            Accretion of dividends on preferred stock...............................          3,315,960        3,330,000
            Issuance of common stock as payment of preferred stock dividends........                 --        4,193,333
            Issuance of common stock for purchase of assets.........................            618,000               --


     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



(1)  Business Organization and Basis of Presentation

     USOL Holdings, Inc. ("Holdings"), an Oregon corporation, its wholly owned subsidiary USOL, Inc. and USOL, Inc.'s 50% owned subsidiary, U.S. Austin Cable Association I, Ltd. (collectively referred to herein as "USOL"), provide integrated telecommunications services including local telephone, long distance telephone, enhanced calling features and cable television to residents of multi-family apartment complexes and condominiums ("MDUs") in Texas, Oregon, Virginia and Colorado. The services are provided to the tenants in accordance with long-term right-of-entry agreements ("ROE Agreements") between USOL and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. The agreements provide the tenants with the option to use either USOL or the local telephone and long distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize USOL. USOL also owns a 100% interest in TheResidentClub, Inc. ("TRC"). See Note 3 regarding the winding down of TRC's operations. Holdings, USOL and TRC are collectively referred to herein as the Company.

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

     The financial statements and related notes as of September 30, 2001, and for the three and nine months ended September 30, 2001 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2)  Liquidity

     The Company has not generated cash from operations since inception, and both its operations and purchases of property and equipment to expand its subscriber base have been funded primarily from its initial equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility") and has continued to borrow under the Facility through September 30, 2001. Under the Facility, the Company has the ability to borrow up to $35 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the number of the Company's cable and telephone subscribers, with a total available borrowing base of approximately $19.9 million as of September 30, 2001, of which the Company has borrowed $16 million.

     In order to fund expected future cash expenditure and resource needs, the Company must continue to increase its subscriber base and revenues. Accordingly, the Facility maintains certain operational covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. Management believes that the Company will attain the prescribed growth in subscribers, revenues and cash flow for the remainder of 2001 and throughout 2002, either through organic sales growth or through acquisitions, and that it will have sufficient cash resources available under the Facility to fund operations. While management believes that the Company will attain the prescribed growth in subscribers, revenue and cash flow, such growth is dependent on completing acquisitions. Management believes that the Company's acquisition strategy will be successful, but there can be no assurance that such acquisitions will be completed or completed on a timely basis in order to meet the increasing quarterly minimums. If such quarterly minimums are not met, the Company would be in default of its covenants under the Facility and the holder of the Facility could call the amount outstanding under the Facility or prevent additional borrowings. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility beginning in 2003 (see Note 7), management believes that the Company must continue to invest in long-term assets through December 2002 through organic sales growth and through acquisitions. As discussed in Note 4, the Company has entered into a definitive agreement (the "Sale Agreement") to sell ROE Agreements and property and equipment for properties located in Austin and San Antonio, Texas to Grande Communications, Inc. ("Grande"). Under the terms of the Sale Agreement, the Company will receive cash proceeds of approximately $13.4 million, which the Company will use to pay down amounts previously borrowed under the Facility. The sale of these assets should not impact the Company's operations in its other markets located in Texas, Oregon, Virginia and Colorado, and the receipt of these proceeds will not eliminate the need for the Company to continue to increase its subscriber base and revenues in order to fund future expected cash resource needs. The terms of the Facility require the Company to obtain approval from the lender to sell these assets. Such approval has not yet been obtained, but management believes that the lender will provide such approval. The effect of selling these assets will significantly affect the Company's ability to meet the operational covenants discussed above. As such, in connection with obtaining the lender's approval to sell these assets, the Company is also in the process of requesting an amendment to its operational covenants. Management believes that such covenants will be favorably amended and that the Company will be able to continue to borrow under the Facility. However, there can be no assurance that the covenants will be favorably amended.

(3)  Winding Down of TRC

     TRC was in the business of developing private labeled Internet solutions for MDU's and other residential markets. In August 2000, TRC entered into a technology and services agreement (the "IT Services Agreement") with GMAC Mortgage Corporation ("GMACM"), a sister company of GMAC Commercial Mortgage Corporation which is a significant shareholder of the Company, to develop a private labeled Internet site for GMACM and provide certain services over the period of the IT Services Agreement. TRC received formal notification from GMACM (TRC's sole customer) on April 10, 2001, that GMACM was terminating the IT Services Agreement. As part of the termination, TRC and GMACM continued negotiations that culminated in an agreement setting forth the terms of the termination of their relationship under the IT Services Agreement. TRC and GMACM entered into a Confidential Release and Settlement Agreement (the "Settlement Agreement") on June 6, 2001, whereby TRC agreed to transfer a significant amount of its assets to GMACM in exchange for payment of $6.6 million and release of certain claims. The assets transferred by TRC included substantially all of TRC's hardware and software.

     Although the Settlement Agreement was entered into on June 6, 2001, closing of the settlement was delayed until July 13, 2001, due to continued negotiations, at which time TRC received a payment of approximately $6.05 million from GMACM. This amount differed from that provided for in the Settlement Agreement due to offsets of amounts paid by GMACM to release liens on certain TRC assets and a $300,000 adjustment to reflect amounts previously paid to TRC by GMACM. Of this amount, approximately $5.6 million has been used to repay the principal and interest on a loan made to TRC in August 2000 by Newman Financial Services, Inc. ("Newman"), an entity related to GMAC Commercial Mortgage Corporation. In connection with the closing of the settlement in July 2001, TRC's operations have ceased, and TRC recorded a net gain of approximately $5.9 million during the three months ended September 30, 2001.

     See further discussions of these matters in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report.

(4)  Grande Agreements

     On August 31, 2001, the Company entered into the Sale Agreement with Grande to sell all of the Company's ROE Agreements and certain property and equipment located in Austin and San Antonio, Texas for approximately $13.4 million in cash. The Sale Agreement includes the assignment of ROE Agreements on 48 MDU communities, representing 13,057 apartment units, and related property and equipment. Grande is a Texas-based broadband service provider that offers retail telecommunication services including local and long distance telephone, advanced digital video and high-speed Internet access over a single "deep-fiber network to residential customers and small and medium enterprises (collectively referred to herein as the "Grande's Broadband Business"). The cash proceeds will be received as part of several closings which are expected to begin during the fourth quarter of 2001 and will continue from time to time during 2002, with the final closing to occur no later than September 30, 2002. Each closing is contingent upon the Company receiving consent from the individual property owners for the Company to assign the ROE Agreement to Grande, and bank approval as required by the Facility.

     Concurrent with the signing of the Sale Agreement, the Company also entered into a 10-year agreement (the "Services Agreement") to become Grande's exclusive sales and marketing agent with respect to the sale of Grande's Broadband Business to MDU owners in Austin, San Antonio, and certain surrounding areas (collectively referred to herein as "the Austin/San Antonio Corridor"). The Services Agreement will become effective upon the first closing of the Sale Agreement. Under the terms of the Services Agreement, the Company will be responsible for obtaining ROE Agreements for MDU's located in the Austin/San Antonio Corridor on behalf of Grande. The Company is also responsible for marketing Grande's Broadband Business to the residents of all MDU's Grande serves in the Austin/San Antonio Corridor. As consideration for providing this service, the Company will receive a share of Grande's Broadband Business revenues related to the MDU's served, including the properties sold to Grande as part of the Sale Agreement. The Company is required to maintain an increasing minimum number of units for which it has obtained ROE Agreements and a minimum number of subscribers to Grande's Broadband Service on the MDUs served. Failure to meet these minimum requirements at the end of any calendar quarter will result in the Company's revenue share being reduced, and failure for three consecutive calendar quarters will give Grande the right to terminate the Services Agreement. If Grande is not in compliance with its minimum service level standards during a quarter in which the Company fails to meet its targets, the reduction in revenue share and ability to terminate do not apply.

(5)  Assets Held For Sale

     Due to the Company's agreement to sell ROE Agreements and certain property and equipment found in the Sale Agreement (see Note 4), the Company has reclassified amounts associated with these assets, including related goodwill and other intangibles, to assets held for sale within the accompanying condensed consolidated balance sheet. The Company also reviewed the recoverability of the net book value of these assets based on the cash proceeds to be received from the Sale Agreement. Based on this analysis, and accruing for liabilities of approximately $708,000 that the Company will incur to effect this sale, the Company determined the net book value of these assets was in excess of its fair market value. As a result, during the three months ended September 30, 2001, the Company recorded a write-down of approximately $2.3 million. At September 30, 2001, assets held for sale consists of property and equipment and goodwill and other intangibles of approximately $3.4 million and $10 million, respectively.

(6)  SIMCOM Acquisition

     In May 2001, the Company purchased substantially all of the long-term assets of Great West Services, Ltd., d/b/a SIMCOM ("SIMCOM"), a subsidiary of Simpson Housing Limited Partnership, which provided voice, video and data services to MDU's in Colorado, Oregon and Texas, for an aggregate purchase price of approximately $4.6 million, consisting of $4 million in cash and 600,000 shares of the Company's common stock. The acquired assets included exclusive ROE Agreements, as well as other telecommunications property and equipment. The purchase price was financed through a draw on the Facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the accompanying unaudited condensed consolidated financial statements since the date of acquisition. The Company allocated the entire purchase price to the telecommunications property and equipment that was acquired based on a preliminary estimate of fair value which is subject to final adjustment.

     The following summarized unaudited pro forma financial information assumes that the SIMCOM acquisition had occurred at the beginning of the period indicated. The following unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:



                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                 ---------------------------------      --------------------------------
                                                       2001               2000               2001                 2000
                                                 -------------       -------------      -------------      -------------
Revenues..................................       $  3,862,312        $  3,227,980       $ 11,524,428       $  8,854,113
 Net loss..................................          (538,102)         (5,143,257)       (10,384,288)       (16,701,599)
Loss attributable to common
  shareholders per share--
  basic and diluted.......................       $       (.05)       $       (.66)      $      (1.05)      $      (2.22)

(7)  Senior Credit Facility

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

(8)  Segment Disclosure

     The Company's operations during the quarterly period ended September 30, 2001 are classified into two reportable business segments: Telecommunications and TRC. The Company's two reportable business segments have been managed separately based on fundamental differences in their operations.

     Telecommunications consists principally of providing integrated telecommunications services including telephone, long-distance telephone, enhanced call features and cable television to residents of MDUs in Texas, Oregon, Virginia and Colorado.

     Prior  to  its  ceasing  operations,   TRC  consisted  principally  of  the
development of a private-labeled Internet service portal for GMACM and related entities (see Note 3).

     The operating results by business segment were as follows:

                                           Three Months Ended                                  Nine Months Ended
                                              September 30                                        September 30
                            ----------------------------------------------    -------------------------------------------------
                                Tele-                                              Tele-
                            communications         TRC        Consolidated    communications         TRC         Consolidated
                            --------------     ------------  -------------    ---------------   -------------   ---------------
2001
Revenues.............        $  3,862,312      $        --   $  3,862,312      $   9,822,610    $    728,729    $   10,551,339
Segment net income (loss)      (7,458,577)       8,020,455        561,878        (13,754,390)      6,862,510        (6,891,880)
Total assets.........          62,277,730           54,989     62,332,719         62,277,730          54,989        62,332,719
Capital expenditures.           2,389,789               --      2,389,789          9,680,058          30,410         9,710,468
Depreciation and
  amortization.......           1,533,549               --      1,533,549          5,034,178          24,110         5,058,288


                                           Three Months Ended                                  Nine Months Ended
                                              September 30                                        September 30
                            ----------------------------------------------    -------------------------------------------------
                                Tele-                                              Tele-
                            communications         TRC        Consolidated    communications         TRC         Consolidated
                            --------------     ------------  -------------    ---------------   -------------   ---------------
2000
Revenues.............        $  2,703,942      $     1,301   $  2,705,243      $   7,421,707    $      5,636    $    7,427,343
Segment net loss.....          (2,759,106)      (1,146,003)    (3,905,109)       (10,021,806)     (2,896,648)      (12,918,454)
Total assets.........          60,308,730        6,371,463     66,680,193         60,308,730       6,371,463        66,680,193
Capital expenditures.           1,256,097          271,638      1,527,735          5,332,691       1,164,378         6,497,069
Depreciation and
  amortization.......           1,569,076          109,937      1,679,013          4,595,071         284,219         4,879,290

                                       9

(9)  loss Per Common Share

     Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding. The calculation of basic and diluted loss per common share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The following common stock equivalents were excluded from the diluted net loss per share calculations as their effect would have been anti-dilutive:



                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                 -----------------------------------    ----------------------------------
                                                        2001                2000              2001               2000
                                                 ---------------     ---------------    ---------------    ---------------
Preferred stock shares as converted.......          18,333,000          18,500,000         18,333,000         18,500,000
Common stock warrants.....................           2,987,145           3,104,644          2,987,145          3,104,644
Stock options--
  Shares..................................           1,844,502           2,236,002          1,844,502          2,236,002
  Weighted average price..................       $        2.65       $        2.58      $        2.65      $        2.58


(10) Warrants

     On April 2, 2001, the Company's board of directors extended the expiration date for certain warrants, which were to terminate on July 28, 2001, to July 28, 2002. The warrants represent 804,445 shares of common stock exercisable at $5.50 per share.

(11) Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") released for issuance SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management of the Company is in the process of evaluating the impact of adoption of these standards. Based on management's evaluation of goodwill and other intangibles in accordance with SFAS No. 142, management expects to record a cumulative effect on change in accounting principle of approximately $3.5 million to $4.5 million upon adoption during the first quarter of 2002.

     In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, but early adoption is encouraged. The Company has adopted SFAS No. 144, and the adoption did not have a material impact upon the Company's financial position and results of operations.

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

Overview

     USOL provides bundled telecommunications services to residents of multi-family communities. Services provided include cable television and enhanced local and long-distance telephone services and high-speed Internet access. As of September 30, 2001, the Company passed 40,288 cable, 16,455 phone and 16,973 Internet units in Austin, Dallas/Ft. Worth, Denver, Houston, Portland, San Antonio and Washington, D.C., respectively, compared to 24,711 cable, 12,117 telephone and 4,549 Internet units at September 30, 2000. A passing is an apartment unit capable of receiving a respective service. The Company had 22,468 cable, 7,489 telephone and 1,502 Internet subscribers, respectively, as of September 30, 2001 compared to 16,391 cable, 5,402 phone and 310 Internet subscribers at September 30, 2000.

     USOL also owns a 100% interest in TRC. See Note 3 regarding the winding down of TRC's operations.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     The Company reported a loss attributable to common shareholders of approximately $538,000 for the three months ended September 30, 2001, compared to a loss of approximately $5,015,000 for the same period of the prior year. The decrease in net loss is primarily attributable to a one-time gain of approximately $5,868,000 recorded on GMACM's termination of its IT Services Agreement with TRC. The net loss decrease was also impacted by increased revenues during the quarter offset by increased operating expenses and interest expense.

     Revenue increased approximately $1,157,000 or 43% for the three months ended September 30, 2001, compared to the same period of the prior year. The increase in revenue is primarily due to increases in subscribers for all of the Company's services, which is the result of the Company's expansion of MDU's to which it provides service in existing markets.

     Operating expense increased approximately $312,000 or 16% for the three months ended September 30, 2001, compared to the same period of the prior year. The increase in operating expense between periods is primarily due to increases in operations personnel required to service the Company's increase in cable and telephone passings of 63% and 34%, respectively. The smaller percentage increase in operating expense when compared to the increase in revenue is the result of certain expense reductions and process improvements the Company implemented during the fourth quarter of 2000, which have allowed the Company to increase revenues without significant operational expense increases. As a result of these measures, operating expense decreased to 60% of revenue for the three-month period in 2001 compared to 74% in the same period of the prior year.

     Selling, general and administrative expense decreased approximately $182,000 or 7% for the three months ended September 30, 2001, compared to the same period of the prior year. The decrease in selling, general and administrative expense was primarily the result of certain expense reductions and process improvements the Company implemented during the fourth quarter of 2000, which have allowed the Company to increase revenue without significant selling, general and administrative expense increases. As a result of these measures, selling, general and administrative expenses decreased to 63% of revenue for the three-month period in 2001 compared to 97% in the same period of the prior year.

     Depreciation and amortization expense decreased approximately $145,000 or 9% for the three months ended September 30, 2001, compared to the same period of the prior year. The decrease resulted from decreased goodwill amortization resulting from the write-off of TRC's goodwill during the fourth quarter of 2000, offset by increases in property and equipment associated with new properties to which the Company provides service in 2001. Depreciation and amortization expense was 40% of revenue for the three months ended September 30, 2001 compared to 62% for the same period of the prior year.

     Write down of assets held for sale consists of a one-time charge of approximately $2,276,000. The Company reviewed the recoverability of the net book value of assets to be sold to Grande as part of the Sale Agreement (see
Note 4). Based on this analysis the Company determined the net book value of these assets was in excess of its fair market value. As a result, during the three months ended September 30, 2001, the Company recorded a write-down of these assets.

     The Company had interest expense, net of approximately $519,000 during the three months ended September 30, 2001 compared to approximately $170,000 during the same period of the prior year. The increase between periods is primarily the result of interest and fees associated with increased borrowing from the Facility during 2001 compared to 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     The Company reported a net loss attributable to common shareholders of approximately $10,208,000 for the nine months ended September 30, 2001, compared to a net loss of $16,248,000 for the same period of the prior year. The decrease in net loss is primarily attributable to a one-time gain of approximately $5,868,000 recorded on GMACM's termination of its IT Services Agreement with TRC. The Company has also had a larger increase in revenue in 2001 than the offsetting increase in total operating expenses.

     Revenue increased approximately $3,124,000 or 42% for the nine months ended September 30, 2001, compared to the same period of the prior year. The increase in revenue is primarily due to increases in subscribers for all of the Company's services, which is the result of the Company's expansion of MDU's to which it provides service in existing markets.

     Operating expense increased approximately $592,000 or 11% for the nine months ended September 30, 2001, compared to the same period of the prior year. The increase in operating expense between periods is primarily due to increases in operations personnel required to service the Company's increase in cable and telephone passings of 63% and 34%, respectively. The smaller percentage increase in operating expense when compared to the increase in revenue is the result of certain expense reductions and process improvements the Company implemented during the fourth quarter of 2000, which have allowed the Company to increase revenues without significant operational expense increases. As a result of these measures, operating expense decreased to 59% of revenue for the three-month period in 2001 compared to 76% in the same period of the prior year.

     Selling, general and administrative expense increased approximately $549,000 or 8% for the nine months ended September 30, 2001, compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increased sales and marketing expenses and increased call center costs all associated with the increases in passings and subscribers. Selling, general and administrative expense was 74% of revenue for the nine months ended September 30, 2001 compared to 98% for the same period of the prior year.

     Depreciation and amortization expense increased approximately $179,000 or 4% for the nine months ended September 30, 2001, compared to the same period of the prior year. The increase resulted from increases in property and equipment associated with new properties to which the Company provides service in 2001, offset by decreased goodwill amortization resulting from the write-off of TRC's goodwill during the fourth quarter of 2000. Depreciation and amortization expense was 48% of revenue for the nine months ended September 30, 2001 compared to 66% for the same period of the prior year.

     Write down of assets held for sale for the nine months ended September 30, 2001 consists of a one-time charge of approximately $2,276,000. The Company reviewed the recoverability of the net book value of assets to be sold to Grande as part of the Sale Agreement (see Note 4). Based on this analysis the Company determined the net book value of these assets was in excess of its fair market value. As a result, during the three months ended September 30, 2001, the Company recorded a write-down of these assets.

     Write down of long-term assets for the nine months ended September 30, 2000, consists of a one-time charge of approximately $1,871,000 for previously capitalized internal costs associated with the development of the Company's billing and customer care system. On March 31, 2000 the Company signed a five-year agreement with CSG Systems, Inc. to outsource its billing and customer care operations.

     The Company had interest expense, net of approximately $1,690,000 during the nine months ended September 30, 2001 compared to approximately $144,000 during the same period of the prior year. The increase in interest expense between periods is primarily the result of interest and fees associated with increased borrowing from the Facility during 2001 compared to 2000.

Liquidity and Capital Resources

     At September 30, 2001, the Company had approximately $1,669,000 of cash and cash equivalents compared to approximately $4,805,000 at December 31, 2000. Net cash of approximately $54,525,000 was used in operating activities for the nine months ended September 30, 2001, which was a result of the Company's net loss for the period combined with using approximately $655,000 of working capital, offset by noncash charges related to depreciation, amortization, loss on asset disposals, write-downs of long term assets, gain on contract termination, minority interest and stock compensation expense.

     Net cash of approximately $3,662,000 was used in investing activities, which was primarily the result of approximately $5,710,000 for purchases of property and equipment related to acquiring or building new passings and capital expenditures for upgrading services to passings currently served, and approximately $4,000,000 paid for acquisitions. These amounts were offset by proceeds of approximately 6,054,000 received from GMACM as part of the termination of the IT Services Agreement (see Note 3).

     Net cash of approximately $6,051,000 was provided by financing activities, which primarily consisted of proceeds of approximately $11,500,000 from borrowings under the Facility offset by approximately $418,000 in principal payments under capital leases and approximately $5,000,000 in repayment of a related party note payable.

     The Company had approximately $1,669,000 of cash on hand on September 30, 2001. We believe that our cash on hand and available proceeds from the Facility will be sufficient to fund the activities of USOL for at least the next 12 months. However, an integral part of the USOL business plan is to grow through acquisitions. Should USOL find acquisition opportunities that are either larger in magnitude or in number than our business plan anticipates, then additional funding may be required sooner than planned.

     The Company is dependent on the Facility for its liquidity requirements. Under the Facility, the Company has the ability to borrow up to $35 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the Company's number of cable and telephone subscribers, with a total available borrowing base of approximately $19.9 million as of September 30, 2001, of which $16 million has been borrowed against. In order to fund expected future cash resource needs, the Company must continue to increase its subscriber base and revenues. Accordingly, the Facility maintains certain operational covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. We believe that the
Company will attain the prescribed growth in subscribers, revenues and cash flow, and that it will have sufficient cash resources available under the Facility to fund operations. While we believe that the Company will attain the prescribed growth in subscribers, revenue and cash flow, such growth is dependent on completing acquisitions. We believes that the Company's acquisition strategy will be successful, but there can be no assurance that such acquisitions will be completed or are completed on a timely basis in order to meet the increasing quarterly minimums. If such quarterly minimums are not met, the Company would be in default of its covenants under the Facility and the holder of the Facility could call the amount outstanding under the Facility and/or prevent additional borrowings. In order to establish an adequate subscriber base that can provide sufficient cash from operations to satisfy the quarterly repayment requirements of the Facility beginning in 2003 (see Note 7), we believe that the Company must continue to invest in long-term assets through December 2002 through organic sales growth and through acquisitions. Based on our estimates, the borrowing base availability under the Facility will be adequate to continue to fund the necessary growth expenditures. As discussed in
Note 4, the Company has entered into a definitive agreement to sell ROE Agreements and property and equipment for properties located in Austin and San Antonio, Texas to Grande Communications, Inc. ("Grande"). Under the terms of the Agreement, the Company will receive cash proceeds of approximately $13.4 million, which the Company will use to pay down amounts previously borrowed under the

Facility. The sales of these assets will not impact the Company's operations in its other markets located in Texas, Oregon, Virginia and Colorado, and the receipt of these proceeds will not eliminate the need for the Company to continue to increase its subscriber base and revenues in order to fund future expected cash resource needs. The terms of the Facility require the Company to obtain approval from the lender to sell these assets. Such approval has not yet been obtained, but management believes that the lender will provide such approval. The effect of selling these assets will significantly affect the Company's ability to meet the operational covenants discussed above. As such, in connection with obtaining the lender's approval to sell these assets, the Company is also in the process of requesting an amendment to its operational covenants. Management believes that such covenants will be favorably amended and that the Company will be able to continue to borrow under the Facility. However, there can be no assurance that the covenants will be favorably amended. We are currently evaluating financing alternatives to determine what resources are available to continue to fund growth opportunities beyond 2002.

     USOL maintains various cancelable and noncancelable service agreements for telecommunications services with several local exchange carriers (each, an "LEC") and one inter exchange carrier (each, an "IXC") that commit USOL to the LECs' and IXC's services. These agreements require minimum monthly charges ranging from $340 to $25,000 per month and have terms ranging from one year to five years. USOL also has agreements with certain cable providers to purchase bulk cable signal at some of its properties. The agreements provide for USOL to pay fixed monthly amounts regardless of the number of customers it has at the properties. At September 30, 2001, the fixed minimum charges for all noncancelable agreements over the life of the agreements was approximately $1,399,000. Additionally, USOL is planning on upgrading existing head-ends to give USOL the ability to provide digital cable to selected properties during 2001. The anticipated costs of such upgrades are approximately $1,176,000. The Company has spent approximately $620,000 as of September 30, 2001, on such upgrades and expects to spend the remaining amounts by December 31, 2001.

Preferred Stock Dividends

     The Series A and Series B Preferred Stock accrete dividends from the date of issuance at the rate of 12% per year, payable quarterly in arrears on the last day of March, June, September and December. We have the option of paying the dividend in cash or in shares of common stock. The Facility prohibits the paying of such dividends in cash.

Adoption of New Accounting Standards

     In August 2001, the Financial Accounting Standards Board released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No.
121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, but early adoption is encouraged. The Company has adopted SFAS No. 144, and the adoption did not have a material impact upon the Company's financial position and results of operations.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material existing or pending legal proceedings to which the Company is a party.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

                Exhibit No.                              Description
             -----------------                          -------------
                   3(ii)                             Amendment to Bylaws

     (b) Reports

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       USOL HOLDINGS, INC.


                                                       By:    /s/ Shane Menking
                                                              ------------------
                                                              Shane Menking, CFO

Dated November 14, 2001