Form 10KSB
period 2001-12-31
USOL HOLDINGS INC
filed 2002-04-15
CIK 1035271

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2001

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

     The issuer's revenues for its most recent fiscal year was $14,529,936.

     The aggregate market value of the voting stock held as of April 5, 2002 by nonaffiliates of the issuer was $4,710,305, based on the last sale price of its Common Stock on such date. As of April 5, 2002, the issuer had 13,206,260 shares of its no par value Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format. YES [ ] NO [X]
================================================================================

                                      INDEX


PART I
        Item 1.     Business
                    The Company..........................................      3
                    Business Strategy....................................      3
                    Business of USOL.....................................      3
                    USOL Properties......................................      4
                    USOL Products and Services...........................      5
                    The USOL Market......................................      5
                    USOL Sales and Marketing Strategy....................      6
                    USOL Competition.....................................      7
                    The Business of TRC..................................      7
                    Key Suppliers........................................      8
                    Employees............................................      8
                    Legislation and Regulation...........................      8

        Item 2.     Properties...........................................     10

        Item 3.     Legal Proceedings....................................     10

        Item 4.     Submission of Matters to a Vote of Security Holders..     10

PART II
        Item 5.     Market for Registrant's Common Equity and
                    Related Stockholder Matters..........................     11

        Item 6.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations
                    Introduction.........................................     11
                    Results of Operations................................     11
                    Liquidity and Capital Resources......................     12
                    Preferred Stock Dividends............................     14
                    Adoption of New Accounting Standards.................     14

        Item 7.     Financial Statements and Supplementary Data..........     14

        Item 8.     Changes In and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................     14

PART III
        Item 9.     Directors and Executive Officers of the Registrant...     15

        Item 10.    Executive Compensation...............................     18

        Item 11.    Security Ownership of Certain Beneficial Owners
                    and Management.......................................     22

        Item 12.    Certain Relationships and Related Transactions.......     23

PART IV
        Item 13.    Exhibits and Reports on Form 8-K.....................     24

        Signatures.......................................................     25
        Index to Exhibits................................................     26

                                     PART I

Item 1. Business.

The Company

     USOL Holdings, Inc. ("Holdings"), an Oregon corporation, its wholly owned subsidiary USOL, Inc. and USOL, Inc.'s 50% owned subsidiary, U.S. Austin Cable Association I, Ltd. (collectively referred to herein as "USOL"), provide integrated telecommunications services including analog and digital cable television ("CATV"), enhanced local and long-distance telephone services, and high-speed Internet access, collectively referred to as residential multi-tenant services ("RMTS"), to residents of multi-family apartment complexes and condominiums ("MDUs") in Texas, Colorado, Virginia and the Pacific Northwest. USOL also owns a 100% interest in TheResidentClub, Inc. ("TRC"). See The Business of TRC discussion on page 7 regarding the winding down of TRC's operations during 2001. Holdings, USOL and TRC are collectively referred to herein as the Company.

     We principally provide RMTS under long-term right of entry agreements ("ROE Agreements") with MDU property owners and service agreements with MDU residents. The ROE Agreements allow us to exclusively market services to the property residents. We offer incentives to property owners such as royalties, the ability to deal with a single provider for all telecommunication services, and the ability to differentiate their property by offering integrated telecommunication services to their residents. We offer Company branded services, or we will market services co-branded with other service providers. We currently divide our operations into seven major markets: Austin, Dallas/Fort Worth, Denver, Houston, San Antonio, Washington, D.C. and the Pacific Northwest.

     The Company was organized in 1995 under the laws of the State of Oregon, and our headquarters are located at 10300 Metric Boulevard, Austin, Texas 78758. Our telephone number is (512) 651-3767.

Business Strategy

     Our primary objective is to become the leading provider of technology solutions, principally bundled telecommunications and ancillary services, to the largest MDU owners in the United States. We plan on accomplishing this objective by: 1) creating competitive bundled service offerings for USOL branded services to be offered to residents of MDUs or 2) partnering with "cutting-edge" service providers to allow USOL to market their services to residents of MDUs. In order to allow residents to obtain these services, MDU owners are required to enter into exclusive ROE Agreements with the Company.

Business of USOL

     We currently have operations in seven major markets: Austin, Dallas/Ft. Worth, Denver, Houston, San Antonio, Washington, D.C. and the Pacific Northwest. Our plan is to grow our markets rapidly, yet prudently, without sacrificing the quality of our services or the customer's experience. We will seek to grow our existing markets first, as we believe that geographical clustering enhances overall enterprise value and results in operating efficiencies. However, we will be opportunistic in looking at new markets, entering them only if they appear to make strategic geographic sense and offer the opportunity to achieve immediate scale in the market. It is our expectation that the majority of new passings growth in 2002 will occur within existing markets.

     We primarily plan on growing our markets by generating new ROEs through traditional in-house sales efforts as well as through the acquisition of private cable operators. In order to provide USOL branded service, we will target MDUs in our markets with favorable demographics that only fit within the parameters of our property capital expenditure profile. Once we have obtained the ROE, we will seek to maximize subscriber penetrations and revenue by providing a compelling suite of bundled communications products and services.

     During 2001, we expanded our business model to also begin a service business involved in obtaining ROE Agreements on the behalf of other service providers and marketing their services to the tenants of the residential developments served. The service business was started as part of a series of transactions completed during 2001 with Grande Communications, Inc. ("Grande"). On August 31, 2001, the Company entered into an agreement (the "Grande Sale Agreement") with Grande to sell all of the Company's ROE Agreements and certain property and equipment located in Austin and San Antonio, Texas for $14.3 million. Grande is a Texas-based broadband service provider that offers retail telecommunication services including local and long-distance telephone, advanced digital video and high-speed Internet access over a single deep-fiber network to residential customers and small and medium enterprises (collectively referred to herein as "Grande's Broadband Business"). While our overall business strategy is to grow our business in our markets in order to obtain positive operating cash flow, we believed that the sales price of these assets was adequate to support the loss of revenues from these properties by allowing us to significantly lower our outstanding debt and monthly interest expense. Further, we believe sufficient growth opportunities exist in our remaining markets to allow us to replace these units, which were sold for over $1,000 per unit, at a significantly lower cost per unit. Concurrent with the signing of the Grande Sale Agreement, the Company also entered into a 10-year agreement (the "Grande Services Agreement") to become Grande's exclusive sales and marketing agent with respect to the sale of Grande's Broadband Business to MDU owners in Austin, San Antonio, and certain surrounding areas (collectively referred to herein as the "Austin/San Antonio Corridor"). The Grande Services Agreement became effective during December 2001. Under the terms of the Grande Services Agreement, the Company is responsible for obtaining ROE Agreements for MDUs located in the Austin/San Antonio Corridor on behalf of Grande. The Company is also responsible for marketing Grande's Broadband Business to the residents of all MDUs Grande serves in the Austin/San Antonio Corridor. As consideration for providing this service, the Company will receive a share of Grande's Broadband Business revenues related to the MDUs served, including the properties sold to Grande as part of the Grande Sale Agreement. While the Grande Services Agreement represents an expansion of our business model, it is an unproven business, and there can be no assurance we will be successful with providing these services to Grande or other potential partners. The Grande Services Agreement includes provisions that require us to maintain an increasing minimum number of units for which we have obtained ROE Agreements on their behalf and a minimum number of subscribers to Grande's Broadband Service on the MDUs served. Failure to meet these minimum requirements at the end of any calendar quarter will result in the Company's revenue share being reduced, and failure for three consecutive calendar quarters will give Grande the right to terminate the Grande Services Agreement.

USOL Properties

     We currently have ROE Agreements with 126 active residential developments in seven major markets in the United States, including properties owned or managed by many of the leading real estate companies in the United States including Equity Residential Properties Trust, Trammell Crow Residential, Gables Residential Trust, Lincoln Property Combined Company and Walden Residential Properties, Inc. among others. Contract terms range from five to 20 years with an average remaining term of approximately 10 years. At December 31, 2001, we also serviced 27 properties on behalf of our partners.

     The table below summarizes active operational passings and subscriber base at December 31, 2001, for USOL's 126 properties:




                                                Passings                                     Subscribers
                               ----------------------------------------      -----------------------------------------
Market                          CATV      Telephone  Internet     Total       CATV      Telephone   Internet     Total
                               ------     ---------  --------    ------      ------     ---------   --------    ------
Austin                          3,549         857      1,994      6,400       1,869         433         320      2,622
Dallas/Ft. Worth               10,203       4,961      6,898     22,062       5,785       2,147         580      8,512
Denver                          2,414       1,808      1,942      6,164       1,496         823         209      2,528
Houston                        11,872          --      6,196     18,068       5,705          --         364      6,069
Pacific Northwest               4,435       4,199      2,627     11,261       2,572       1,865         207      4,644
San Antonio                     4,186       1,661      2,545      8,392       2,236         618          97      2,951
Washington, D.C. Area             624         624        624      1,872         405         261          27        693
                              -------     -------     ------     ------      ------     -------       -----    -------
Totals                         37,283      14,110     22,826     74,219      20,068       6,147       1,804     28,019
                              =======     =======     ======     =======     ======     =======       =====    =======

     The passings and subscribers above located in Austin and San Antonio represent residential developments that have been purchased by Grande as part of the Grande Sale Agreement, but Grande and the Company have not yet closed on the sale of the properties. The total proceeds will be received as part of four separate closings, the first two which occurred during December 2001 and January 2002, respectively, with the remaining closings to occur no later than September 30, 2002. Total proceeds received as part of the first two closings were approximately $4.8 million and $4.3 million, respectively.

     The table below summarizes our backlog of passings under contract that are not active at December 31, 2001, but are expected to activate during 2002:

                                                 Passings
                               ----------------------------------------------
Market                           CATV     Telephone     Internet        Total
                               ------     ---------     --------       ------
Dallas/Ft. Worth                  727         190          727          1,644
Denver                          1,688       1,301        1,301          4,290
Houston                           564          --           --            564
Pacific Northwest               5,672          --           --          5,672
                               ------      ------       ------        -------
Totals                          8,651       1,491        2,028         12,170
                               ======      ======       ======        =======

USOL Products and Services

USOL Branded Services
---------------------

     We offer the following USOL branded services to MDU residents:

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

     We offer our subscribers a full range of popular CATV programming at competitive prices. Our expanded basic retail prices generally approximate the rates charged by the incumbent franchise CATV operators, and includes uninterrupted full-length motion pictures, regional sports channels, sporting events, concerts, and other entertainment programming. Premium channels, including HBO(TM), Cinemax(TM) and Showtime(TM) are generally offered individually or in discounted packages with basic or other services. Digital service can be added and includes additional expanded basic channels, 37 music channels, over 40 multiplex premium channels, PPV availability, and an interactive programming guide. We have recently upgraded most of our headends to offer an expanded basic tier of programming that will generally exceed the number of channels offered by the incumbent franchise CATV operator for a comparable tier. We expect to continue these upgrades throughout 2002.

     Telephony Services. We currently provide local services via leased T-1's from local exchange carriers ("LECs") and competitive local exchange carriers ("CLECs") which are interconnected to our network. Our Class 4 switches are capable of providing all of the most popular residential telephone features, including call waiting, call forwarding, caller ID and voice mail. Our switching systems are software-driven and capable of feature enhancement and efficient, remote servicing through software interfaces. We currently provide long-distance service through our switches by buying wholesale minutes from interexchange carriers ("IXCs").

     Internet Services. We provide high-speed (up to 1.5 mbps) Internet access to apartment communities. Our services include dedicated DSL connections utilizing the existing copper wire infrastructure of the apartment community or dedicated service via cable modems using the existing cable infrastructure. Each property is connected to the network backbone of a national MDU-focused broadband provider via a T-1.

Grande Services Agreement
-------------------------

     Under the terms of the Grande Services Agreement, we are Grande's exclusive sales and marketing agent with respect to the sale of Grande's Broadband Business to MDU owners in the Austin/San Antonio Corridor. We are responsible for obtaining ROE Agreements for MDUs located in the Austin/San Antonio Corridor on behalf of Grande, and we are also responsible for marketing Grande's Broadband Business to the residents of all MDUs Grande serves in the Austin/San Antonio Corridor. As consideration for providing this service, we receive a share of Grande's Broadband Business revenues related to the MDUs served.

The USOL Market

     The United States cable and telecommunications industry is large and robust. In recent years the cable television industry has changed from a provider of a single product, analog CATV, into a competitive provider of multiple entertainment, information and telecommunications services. Cable's new broadband infrastructure has allowed companies to expand into services such as telephony, high-speed Internet access and digital CATV. The National Cable and Telecommunications Association (the "NCTA") reports that over $55 billion of private capital has been invested in cable companies since 1996, and this investment has led to advanced broadband services now being offered to more than 70 million U.S. households. The Company serves the MDU market, which is currently estimated to represent over 26 million households, or approximately one-half of all U.S. households.

     As a result of technological and regulatory changes that have occurred over the past few years, smaller companies have been able to compete more effectively in the CATV and telephony markets traditionally dominated by larger companies. This shift has enabled the RMTS industry to evolve as a competitor to the franchised MSO in the CATV and telephony markets. The potential market for RMTS remains largely undeveloped, creating significant opportunities for alternative providers with the technological, operational, marketing and administrative ability to manage growth effectively. The NCTA estimated that one out of every four CATV subscribers is currently being served by an alternative provider, and that approximately 1.5 million tenants of MDUs currently use service providers similar to the Company.

USOL Sales and Marketing Strategy

     For USOL branded services, we typically target apartment communities with 250 or more units in order to justify the capital expenditure cost of providing telecommunications service to the community. The organic selling cycle for our services includes proposal presentation, contract negotiations and service implementation, a cycle that can require up to nine months to complete. While we plan to bolster growth through acquisitions, securing new ROEs through direct marketing efforts is an integral part of the Company's strategy to grow and achieve operating efficiencies.

     In the Austin/San Antonio Corridor, the Grande Services Agreement allows us to sell to a larger base of apartment communities, including those below 250 units, provided Grande approves the ROE Agreement. Grande maintains the capital expenditure requirements for these communities. This greatly increases the number of owners we can develop relationships with in the Austin/San Antonio Corridor. We are required to maintain an increasing minimum number of units for which we have obtained ROE Agreements and a minimum number of subscribers to Grande's Broadband Service on the MDUs served. Failure to meet these minimum requirements at the end of any calendar quarter will result in the Company's revenue share being reduced, and failure for three consecutive calendar quarters will give Grande the right to terminate the Grande Services Agreement. If Grande is not in compliance with its minimum service level standards during a quarter in which the Company fails to meet its targets, the reduction in revenue share and ability to terminate do not apply.

     While  royalty  arrangements  encourage  property  owners to enter into ROE
Agreements with us or our partners, we believe that delivery of competitive products and superior customer service that are targeted to our MDU niche market are the key to acquiring ROE Agreements. We use a two-tier strategy. First, we concentrate on entering into ROE Agreements with the large national owners of high-quality multi-family housing. These property owners are generally partnerships, real estate investment trusts, insurance companies and other institutional owners that control 20,000 or more units. Second, we market our services to smaller owners whose properties typically lie within a single geographic market.

     We offer property owners and management companies a great amenity that promotes increased occupancy, as well as an attractive new revenue source in the form of royalties. Under the ROE Agreements, property owners generally are paid a percentage of net monthly receipts collected for services delivered to subscribers on a property. The percentage paid to property owners under this arrangement typically varies depending upon the total number of subscribers to our services in relation to the total number of dwelling units. We negotiate long-term ROE Agreements with owners of large MDU portfolios because we believe that strategic relationships with these owners are critical to market penetration and long-term success. These ROE Agreements generally provide for a term of seven to 15 years and give us or our partners the right to be the exclusive provider of CATV services and a nonexclusive provider of telephony and data services. The property owner typically agrees to market and promote the telephony and data services exclusively.

     Once we have obtained the ROE Agreement and services have been activated on the property, we utilize the on-site leasing personnel to market the services to the residents, which typically takes place at the time the residents sign their leases. The services are packaged at competitive prices, with heavy discounts for signing-up for two or more services. For the resident, this easy sign-up process eliminates the need for them to contact several different service providers, and saves them money and time. In addition, we usually schedule service installations and assign phone numbers prior to the move-in date of the resident. This eliminates the inconvenience for the resident of having to meet the installation technicians, as is the case with the competition. All of the services are billed on a single invoice, and the resident only has one company to contact for any questions or concerns. We believe that the combination of convenience, savings, and quality service presented to the resident at the time of move-in is a very powerful marketing advantage. Additionally, the leasing agents are given an incentive to sell the services, since we pay them commissions (directly or through the property owner's management company) for signing up residents. The leasing agents are trained by us and are provided with marketing and other support literature to facilitate sales of the products and services.

     Our acquisition strategy is to pursue properties that we can acquire for costs comparable or below to those of an organic buildout. These generally tend to be ROE Agreements held by small private cable operators. During 2001, 61% of our new units came via acquisition of existing ROE Agreements from other providers.

     During 2002, we do not anticipate entering any new markets. We expect a majority (55%-60%) of our new passings growth will occur from acquisitions with the remaining from organic growth activities from local marketing efforts. Additionally, it is our expectation that we will provide CATV services to all new units added to our portfolio during 2002, and we will also provide high-speed Internet access to the majority of those units as well. Phone service will be provided to selective new units based on demographics, capital costs and existing network infrastructure.

USOL Competition

     The market for CATV and telephony services is highly competitive. Under the terms of our ROE Agreements, we generally are required to provide products and services that are competitive with those offered by other cable and telecommunications providers. We compete for customers on the basis of price, services offered and customer service. Local franchised CATV providers ("MSOs"), such as AT&T Broadband, Time Warner Cable, Charter Communications and Regional Bell Operating Companies ("RBOCs") represent our principal competition. These competitors are typically very large companies with significantly greater resources than ours.

     While technology and regulatory changes have allowed RMTS providers to better compete with the incumbents, there is no assurance that RMTS providers will be able to develop and execute upon financially viable business models. Whereas RMTS providers have greater flexibility to customize their products and services than their competition, they typically pay higher programming costs than the MSOs and do not have the scale of the MSOs and RBOCs to absorb fixed back office administrative, customer service and field operations costs. Additionally, RMTS providers that serve only MDUs incur the higher churn associated with these residents (the average life cycle of an apartment resident is 18 months vs. seven years for a single-family housing resident), which results in a greater percentage of marketing costs and customer service calls than those of the incumbents.

The Business of TRC

     TRC was in the business of developing private labeled Internet solutions for MDUs and other residential markets. In August 2000, TRC entered into a technology and services agreement (the "IT Services Agreement") with GMAC Mortgage Corporation ("GMACM"), a sister company of GMAC Commercial Mortgage Corporation which is a significant shareholder of the Company, to develop a private labeled Internet site for GMACM and provide certain services over the period of the IT Services Agreement. TRC received formal notification from GMACM (TRC's sole customer) on April 10, 2001, that GMACM was terminating the IT Services Agreement. As part of the termination, TRC and GMACM continued negotiations that culminated in an agreement setting forth the terms of the termination of their relationship under the IT Services Agreement. TRC and GMACM entered into a Confidential Release and Settlement Agreement (the "Settlement Agreement") on June 6, 2001, whereby TRC agreed to transfer a significant amount of its assets to GMACM in exchange for payment of $6.6 million and release of certain claims. The assets transferred by TRC included substantially all of TRC's hardware and software.

     Although the Settlement Agreement was entered into on June 6, 2001, closing of the settlement was delayed until July 13, 2001, due to continued negotiations, at which time TRC received a payment of approximately $6.1 million from GMACM. This amount differed from that provided for in the Settlement Agreement due to offsets of amounts paid by GMACM to release liens on certain TRC assets and a $300,000 adjustment to reflect amounts previously paid to TRC by GMACM. Of this amount, approximately $5.6 million has been used to repay the principal and interest on a loan made to TRC in August 2000 by Newman Financial Services, Inc. (Newman), an entity related to GMAC Commercial Mortgage Corporation. In connection with the closing of the settlement in July 2001, TRC's operations have ceased, and TRC recorded a net gain of approximately $5.9 million during the year ended December 31, 2001.

Key Suppliers

     USOL is materially dependent upon one vendor, WSNet, Inc. ("WSNet"). WSNet currently supplies CATV programming to substantially all properties with USOL branded services. We do not currently have a long-term contract with WSNet for services being provided. While alternative suppliers do exist for analog and digital cable programming, these alternatives are either not as robust and/or are not as economically advantageous as the product(s) offered by WSNet. As a result, if we were required to replace WSNet for any reason, it is likely we would not be able to offer our current programming packages to tenants or that the cost of providing these packages would significantly increase.

Employees

     At December 31, 2001, we employed 124 persons on a full-time basis. Of these employees, 53 were sales, administration or management, 25 were in the areas of customer service and billing and 46 were in operations. We believe our relationship with our employees to be good and none of the employees are union members. All of the Company's employees are at will with the exception of certain Executive Officers whom have employment agreements.

Legislation and Regulation

Government Regulation--General

     USOL's business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission ("PUC" or "PSC"). At the federal level, the FCC, among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Telecommunications Act (the "1996 Act").

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

     On June 22, 2000, the FCC authorized blanket licensing of Satellite earth stations in the 17.2-20.2 GHz and 27.5-30.0 LHz frequency bands where the Fixed Satellite Service is the sole primary designation. It is possible that we will be required to use more sophisticated and more expensive equipment to maintain signal quality in our point-to-point 18 GHz microwave links. It is also possible that the proposed operations would cause interference with these links that could not be remedied entirely. In a second FCC proceeding, which is still pending, the FCC is considering whether to open the 12 GHz frequency band to PCOs and multi-channel video program distributors. Such action would expand the general availability of microwave links. More importantly, a 12 GHz link can cover approximately twice the distance of an 18 GHz link and consequently would allow us to integrate systems over a larger area.

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

Government Regulation--Telephony Regulatory Issues

     In providing telecommunications services to our customers, we are authorized to operate as either a shared tenant service ("STS") provider or a competitive local exchange carrier ("CLEC"), as well as an interexchange carrier ("IXC"). Few states impose certification and/or tariffing requirements on STS providers, while virtually all states do so with respect to CLECs. While the FCC and a majority of states impose certification and/or tariffing requirements on IXCs, federal and state regulation of IXCs has been relaxed substantially over the past few years. CLECs remain subject to a wide array of regulatory constraints and obligations. By contrast, regulation of STS providers is minimal. We are certified as a CLEC in the states of Colorado, Oregon, and Texas and intend to seek like authority when we enter other states. We also have authority to operate as an IXC in the same states and will seek authority to act as an IXC to the extent such authority is required when we enter new states. To date, we have never operated as a CLEC and operate as an STS in all markets.

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

Item 2. Properties.

     The corporate headquarters and national customer service center are currently located at 10300 Metric Boulevard in Austin, Texas, in approximately 28,000 square feet of commercial space under a long-term lease. We also maintain leased facilities in Farmer's Branch and Houston, Texas; Portland, Oregon; and McLean, Virginia.

Item 3. Legal Proceedings.

     There are no material existing or pending legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

     On or about December 6, 2001, the Company filed an Information Statement on
Schedule 14(C) and sent the Information Statement together with a notice of a special shareholder meeting to its shareholders of record as of November 28, 2001. The special meeting took place on December 27, 2001 at the Company's main offices in Austin, Texas. The purpose of the meeting was to vote on amendments to the Company's Articles of Incorporation. Holders of 16,471,608 shares of common stock and Series A stock, which voted with the common stock as a single class on an as-converted basis (representing approximately 58.1% of the voting class), also voted as a separate class in favor of the amendments to the Series A Designation and the Series B Designation. Holders voted 1,097,800 shares of Series A stock (representing holders of approximately 83.8% of the total number of shares of Series A stock outstanding) voted in favor of the amendments to the Series A Designation and holders of 1,097,800 shares of Series A stock and no holders of Series B stock voting together as a single class in favor of the proposal. There were no votes cast abstaining or voting against the proposals.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock and certain common stock purchase warrants trade on the Nasdaq National Market System ("NMS") under the symbols "USOL" and "USOLW", respectively.

     Set forth in the following table are high and low bid quotations for each quarter in the two fiscal years ended December 31, 2001. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions: Common Stock Warrants Quarter Ended High Low High Low

March 31, 2000..........................  $ 14.25     $6.13      $4.75     $1.44
June 30, 2000...........................  $ 10.88     $6.25      $3.19     $1.50
September 30, 2000......................  $ 10.75     $7.63      $3.16     $1.69
December 31, 2000.......................  $  8.88     $1.28      $2.13    $  .22
March 31, 2001..........................  $  3.50     $1.00     $  .41    $  .22
June 30, 2001...........................  $  1.65    $  .69     $  .21    $  .06
September 30, 2001......................  $  1.18    $  .60     $  .12    $  .08
December 31, 2001.......................  $  1.48    $  .57     $  .17    $  .07

     There were approximately 188 holders of record of the Company's common stock as of April 5, 2002.

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

Results of Operations

Year Ended December 31, 2001 Compared to December 31, 2000

     We incurred a net loss of $10,530,127 for the year ended December 31, 2001 compared to a net loss of $22,573,783 for the same period of the prior year. The decrease in net loss is attributable primarily to an increase in revenues during 2001 of approximately $4.3 million as compared to 2000 and a gain of approximately $5.9 million recognized during 2001 on the termination of the IT Services Agreement with GMACM (see The Business of TRC discussion on page 7). The Company also recorded approximately $5.7 million of asset write downs during 2000, compared to $3 million of asset write downs during 2001. The Company also limited its increases in operating expenses as a result of the wind down of TRC during 2001. Upon receiving notification of the termination of the IT Services Agreement during April 2001, the Company made operational and staff reductions resulting in the reduction of total operating expenses during 2001. The elimination of TRC operating expenses, combined with cost saving initiatives implemented by management in 2001 to leverage the Company's existing operational infrastructure, allowed the Company to increase revenues while limiting increases in operating expenses.

     Revenues increased $4,292,253 or 41.9% in 2001 as compared to 2000. The increase in revenue is primarily due to the Company's significant increases in passings and subscribers throughout the year as a result of the Company's acquisition of SIMCOM and organic growth in existing markets during 2001. In the current year, the Company also recognized approximately $729,000 of revenue at TRC as part of its IT Services Agreement with GMACM compared to approximately $7,800 of revenue during 2000.

     Operating expense increased $444,611 or 5% in 2001 as compared to 2000. The increase between years is due to increases in cable programming, leased local telephony circuits, wholesale long-distance minutes and call center costs, all associated with the increase in revenue. These increases were offset by a reduction in operating expenses associated with the wind down of TRC. USOL also made expense reductions during 2001, and as a result of these reductions, the Company's increase in revenues did not require proportional increases in operational expenses. As a result of these measures, operating expense was 59% of revenues for the year ended December 31, 2001 compared to 79% for the prior year.

     Selling, general and administrative expense decreased $210,236 or 2% in 2001 as compared to 2000. The decrease in selling, general and administrative expense was primarily due to the wind down of TRC during 2001 combined with USOL leveraging its existing infrastructure to limit increases in payroll costs, travel expense, and other costs directly related to the Company's public status such as legal, accounting, investor relations and insurance. As a result of these measures, selling, general and administrative expense was reduced to 74% of revenues for the year ended December 31, 2001 compared to 106% for the same period of the prior year on a combined basis.

     Depreciation and amortization expense increased $63,890 or 1% between years on a combined basis. The increase in depreciation and amortization expense resulted primarily from increased depreciation from capital expenditures for cable and telephone equipment required for the addition of new properties in 2001, offset by decreased goodwill amortization resulting from the write-off of TRC's goodwill during the fourth quarter of 2000. Depreciation and amortization expense was 44% of revenue for the year ended December 31, 2001 compared to 62% for the prior year.

     Write down of assets held for sale consists of a one-time charge of approximately $2,953,000. The Company reviewed the recoverability of the net book value of assets to be sold to Grande as part of the Grande Sale Agreement. Based on this analysis, the Company determined the net book value of these assets was in excess of its fair market value. As a result, during 2001 the Company recorded a write down of these assets.

     Write down of long-term assets for the year ended December 31, 2000, consisted of approximately $1.9 million of capitalized software development costs associated with the in-house build of our next generation billing and customer care system, which will not be used. On March 31, 2000, we signed a five-year agreement with CSG Systems, Inc. to outsource its billing and customer care system to replace our in-house system.

     Impairment of TRC assets during 2000 consists of approximately $1,420,000 of property and equipment and $2,366,000 of goodwill that will not be used in the execution of the TRC business plan. In the fourth quarter of 2000 as part of the IT Services Agreement, TRC made substantial changes to its business model to begin providing for the development of a private-labeled Internet service portal for GMACM and related entities. Goodwill and assets recorded as part of TRC's original purchase of assets and contract rights from GMACM during 1999, and property and equipment purchased as part of the execution of the business model based upon providing a range of move-in and lifestyle enhancement services solely for the MDU market were written-off as a result of the business model changes.

     Interest expense, net increased $1,122,398 or 104% in 2001 as compared to 2000. The increase in interest expense between years is primarily the result of interest and fees associated with increased borrowing from the Facility during 2001 compared to 2000.

Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $2,020,764. Net cash of $7,686,861 was used in operating activities for the year ended December 31, 2001, which principally resulted from the Company's $10,530,127 net loss combined with approximately $1,403,000 in working capital uses and the noncash gain of $5,867,509 recorded on the termination of the IT Services Agreement. These amounts were offset by approximately $10.1 million of noncash charges for depreciation and amortization, amortization of deferred loan costs, stock compensation expenses, and the write down of assets held for sale as part of the Grande Sale Agreement.

     Net cash of $675,113 was used in investing activities for the year ended December 31, 2001. This principally consisted of approximately $11.5 million in capital expenditures and cash paid for acquisitions offset by approximately $6.1 million received from GMACM in settlement of the IT Services Agreement and approximately $4.8 million received from Grande as part of the first closing of the Grande Sale Agreement.

     Net cash of $5,577,746 was provided by financing activities during the year ended December 31, 2001. This was the result of net borrowings under our senior credit facility (the "Facility") of $11,196,529, offset by repayment of the TRC Note of approximately $5.0 million and payments on capital lease obligations and deferred financing costs of approximately $619,000.

     The Company has suffered recurring losses from operations and net losses since inception, and it has not generated cash from operations since inception. The Company's operations and its purchases of property and equipment to expand its subscriber base have been funded primarily from the Company's last equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility"), and it has continued to borrow under the Facility through December 31, 2001. Under the Facility, the Company has the ability to borrow up to $25 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the number of the Company's cable and telephone subscribers, with a total available borrowing base of approximately $17.5 million as of December 31, 2001, of which the Company has borrowed approximately $15.7 million. The Company is not currently in compliance with certain covenants contained in the Facility and there can be no assurance that the holder of the Facility will not call the amount outstanding or prevent additional borrowings.

     In order to fund expected future cash resource needs, the Company must continue to increase its subscriber base and revenues. Accordingly, the Facility contains certain covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. In addition to current covenant violations, based on current projections, the Company is not expected to meet its minimum revenue and operating cash flow covenants during 2002. If such quarterly minimums are not met, the Company would continue to be in default of its covenants under the Facility and the holder of the Facility could call the amount outstanding under the Facility or prevent additional borrowings. We are currently working with the holder of the Facility to amend the covenants to resolve both existing and projected covenant violations. The process has been delayed as a result of our current negotiations for a possible acquisition of a company that would also require bank approval and amendment. We expect to obtain a waiver and amend the covenants as part of the required approval of this transaction; however, if we are not successful in completing this acquisition, then we expect to separately proceed with obtaining the necessary waiver and amendment to the Facility. There is no assurance that we will be able to obtain the waiver and amendment. We are also continuing to market the Company's services in order to attain the prescribed growth in subscribers, revenues and cash flow, and we are pursuing acquisitions. There is no assurance, however, that we can adequately market the Company's services or complete acquisitions necessary to meet the existing or revised covenants. In addition, our ability to complete acquisitions is dependent on the Company's ability to borrow under the Facility. As a result of existing covenant violations and the projected covenant violations during 2002, the amount outstanding under the Facility as of December 31, 2001 has been classified as a current liability in the consolidated balance sheet included elsewhere in this Form 10-KSB. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-KSB do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently evaluating financing alternatives to determine what resources are available to continue to fund growth opportunities if resources under the Facility become unavailable during 2002.

     Under the terms of the Grande Sale Agreement, the Company will receive cash proceeds of approximately $13.4 million. The proceeds will be received as part of four separate closings, the first two which occurred during December 2001 and January 2002, respectively, with the remaining closings to occur no later than September 30, 2002. As part of its approval of the Grande Sale Agreement, the holder of the Facility has required the Company to remit 100% of the proceeds received from Grande to the holder as repayment of amounts outstanding under the Facility. Total proceeds received as part of the first two closings were approximately $4.8 million and $4.3 million, respectively, and these amounts have been remitted to the holder of the Facility in accordance with this provision.

     We maintain various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit us to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $10,000 per month and have terms ranging from one year to 10 years. We also have agreements with certain cable providers to purchase bulk cable signal at some of our properties. The agreements provide for us to pay fixed monthly amounts regardless of the number of customers we have at the properties. At December 31, 2001, the fixed minimum charges for all noncancelable agreements over the life of the agreements was approximately $1,287,000. Additionally, we are planning on upgrading existing head-ends to allow us the ability to provide digital cable to selected properties during 2001. The anticipated costs of such upgrades are approximately $225,000.

Preferred Stock Dividends

     The Series A and Series B Preferred Stock accrete dividends from the date of issuance at the rate of 12% per year, payable quarterly in arrears on the last day of March, June, September and December. We have the option of paying the dividend in cash or in shares of common stock. The Facility prohibits the paying of such dividends in cash.

     On December 27, 2001, a majority of the shareholders of the Company approved Articles of Amendment to the Company's Articles of Incorporation to amend the dividend structure of the Series A and Series B Preferred Stock. Under the Articles of Amendment, no dividends will be paid during 2002 and 2003, dividends at the rate of 2% per year will be paid in 2004, 4% per year in 2005 and 6% per year during 2006 and beyond. See Notes 3 and 9 in the notes to consolidated financial statements included elsewhere in this Form 10-KSB regarding this statement. The Company is awaiting consent of a few holders of Series A Preferred Stock and all holders of Series B Preferred Stock to file the Articles of Amendment.

Adoption of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets, and provides that goodwill should not be amortized. Rather, it must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS No. 142 was effective January 1, 2002 and it requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The adoption of SFAS No. 142 on January 1, 2002 resulted in a write down of goodwill of approximately $3.0 million (unaudited). This write down of goodwill was recorded as a cumulative effect of a change in accounting principle and will be reflected in the Company's 2002 first quarter Form 10-QSB.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in August 2001, and its adoption did not have a significant impact upon the Company's financial position and results of operations.

Item 7. Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company appear on page F-1 of this Form 10-KSB. All financial statement schedules required under Regulation S-X are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company, and their ages as of the date of this Form 10-KSB, are as follows:

                 Name                     Age            Position
-----------------------------------       ---    ---------------------------
Robert G. Solomon (6)(9)...........       40     Chairman of the Board
James W. Livingston................       54     President, Chief Executive
                                                 Officer and Director
David B. Agnew (1)(5)(6)(9)........       54     Director
Robert D. Feller (2)(6)(8)(9)......       40     Director
Thomas E. McChesney (5)(6)(7)......       56     Director
Ronald L. Piasecki (3)(5)(7).......       63     Director
Roy Rose (4)(8)....................       45     Director
Seth R. Davis......................       48     Senior Vice President and
                                                 Chief Operating Officer
Shane A. Menking...................       29     Chief Financial Officer and
                                                 Secretary

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

(6)  Member of Executive Committee.

(7)  Member of Audit Committee.

(8)  Member of Compensation Committee.

(9)  Member of Nominations Committee.

     Robert G. Solomon has served the Chairman of the Board of the Company since December 1999. Mr. Solomon served as Chief Executive Officer from July 1999 until June 2001. Since 1987, Mr. Solomon has been a Senior Vice President and principal shareholder of CS Management, Inc., a firm that develops and manages apartment communities and commercial properties throughout South and Central Texas. Although Mr. Solomon remains a shareholder and officer of CS Management, Inc., he is not active in its day-to-day operations. Mr. Solomon serves on the Executive Board of the Independent Multi-family Communications Counsel, the leading industry trade association and lobby coalition. Mr. Solomon received his B.B.A. in Business Administration from the University of Texas in 1984.

     David B. Agnew has served as a Director of the Company since December 1999. Mr. Agnew has been the Chief Executive Officer and owner of the ultimate General Partner of Amstar Group, Ltd. since 1987. Amstar is a privately owned real estate investment and development company which conducts business nationwide. He received his B.A. degree from St. Olaf College, and his J.D. degree from Washington University.

     Robert D. Feller has served as a Director of the Company since October 2001. He is President and CEO of GMAC Commercial Mortgage Corporation ("GMACCM") and a member of the GMAC Commercial Holding Corp. Executive Committee. Mr. Feller is responsible for GMACCM's North American operations. Mr. Feller came to GMACCM from GMAC Mortgage Group where he was Group Vice President - Finance and Managing Director. Prior to joining GMAC Mortgage Group, Mr. Feller was Manager of Venture Development for the Delphi Chassis Systems division of General Motors
(GM) where he led the worldwide acquisition, joint venture and divestiture activities. Mr. Feller previously held various managerial and analytical positions on GM's Corporate Financial Staff including tenures with the Comptroller's Staff in Detroit and the Treasurer's Staff in New York. Mr. Feller began his career at GM's Delco Electronics unit where he worked as a financial analyst and production supervisor. Mr. Feller is a CPA and holds a BS in general management from Purdue University's Krannert School of Management as well as an MBA from Harvard Business School.

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

     Ronald L. Piasecki has served as a Director of the Company  since  December
1999. He is the Executive Vice President of Aspen Enterprises, Ltd., which he co-founded in 1973. From 1993 through January 1997, Mr. Piasecki served as Director of Horizon Group, Inc., a real estate investment trust company involved in factory outlet shopping centers. In February 1997, he became Vice Chairman of the Board and served as President and Chief Executive Officer of Horizon until June 1997. Mr. Piasecki continued serving as Vice Chairman of the Board until June 1998 when Horizon was merged with Prime Retail. In May 1996, Sun
Communities, Inc. acquired the manufactured housing portion of Aspen Enterprises, Ltd., which was one of the largest privately held developers, owners, and operators of manufactured housing communities in the United States. Mr. Piasecki currently serves on the Board of Sun Communities, Inc. He also serves as Chairman of the Board of Directors of Kurdziel Industries, Inc., the world's largest producer of counter weights for the material handling industry. Mr. Piasecki obtained his J.D. degree, cum laude, from Wayne State University Law School and has a B.A. degree from the University of Michigan.

     Roy Rose has served as a Director of the Company since December 1999. Mr. Rose serves as Chairman, Chief Executive Officer and a Director of Sierra Management, Inc., which serves as the manager of Sierra Pacific Acceptance, L.L.C. ("SPA"). SPA is involved in making investments and loans in and to various businesses and real property developments. From 1985 to 1990, Mr. Rose was the Chief Executive Officer and President of Northern Capital Corporation. From 1991 to 2000, Mr. Rose served as President, Chief Executive Officer and a Director of Peregrine Holdings (Oregon), Ltd. He also served as President, Chief Executive Officer and a Director of Peregrine Capital, Inc. from 1997 to 2001.

     James. W. Livingston has served as Chief Executive Officer and President since June 2001. Mr. Livingston worked for Main LaFrentz CPA from 1973 to 1975 before leaving to become the Controller of Home Interiors & Gifts, Inc. ("Home Interiors"), and serving in that position for nine years. From 1984 to 1997, he served as Chief Financial Officer and Vice President of Business Operations for the Dallas Mavericks, a franchise member of the National Basketball Association. During his tenure with the Mavericks, Mr. Livingston served as a member of the NBA Board of Governors and Chairman of the Board of the Continental Indoor Soccer League. From 1997 through August 1, 2000, Mr. Livingston served as Vice President of Operations of Home Interiors and also served as a member of that company's executive team. Prior to accepting the position of CEO and President, he was a business consultant and a partner with a private equity fund having consulted with USOL Holdings, Inc. He received a B.B.A. degree in accounting and finance from Southern Methodist University (1969). Mr. Livingston is a Certified Public Accountant and was an all conference and all American football player at SMU.

     Seth R. Davis was  appointed  Senior  Vice  President  and Chief  Operating
Officer in July 2001 from his position of Senior Vice President and Chief Technical Officer, the position Mr. Davis held since joining the Company in January 2000. From 1996 through 1999 he served as Vice President General Manager/Development for Cable Plus, where he oversaw the development of establishing local and long-distance telephone service to residents of MDUs in five cities. From 1994 to 1996, he served as Senior Vice President, International Operations of MIDCOM Communications, Inc., where he was directly responsible for a large wireless cellular and satellite communications joint venture located in Russia. From 1989 to 1994, he served as President and Chief Executive Officer of US FiberCom Network, Inc., a long-distance telephone resale firm. From 1988 to 1989, Mr. Davis served as General Manager of UNICEL, Inc., a publicly traded company that owned and operated cellular telephone systems in Texas and Iowa. Prior to 1988, Mr. Davis served in various management positions and consulting roles all in the telecommunications and cable television industries. Mr. Davis received his undergraduate training at the University of Southern California and the University of Alaska, and his Masters of Business Administration from Vanderbilt University.

     Shane A. Menking was appointed Chief Financial Officer and Secretary in July 2001 from his position of Controller, the position Mr. Menking held since joining the Company in February 2001. From February 2000 to February 2001, he held various financial positions with DataFoundry, Inc., a sister company of the Austin-based Internet Service Provider Texas.net. DataFoundry provides managed hosting and data center services to companies throughout the United States. From May 1995 to December 1999, he was a member of the audit practice of Arthur Andersen LLP. Mr. Menking was an Audit Manager with Arthur Andersen and served several clients in the technology and communication sector including the Company. Mr. Menking is a Certified Public Accountant and a Magna Cum Laude graduate from the University of Texas at San Antonio where he received a Bachelors in Business Administration.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's Bylaws.

     The Board of Directors has formed four committees: the Audit Committee; the Compensation Committee; the Executive Committee; and the Nominations Committee.

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

     The Compensation Committee is responsible for reviewing and approving all proposals concerning or related to the establishment or change of benefit plans, salaries, bonus plans and other compensation. Additionally, the Compensation Committee is responsible for the administration of all stock option or similar incentive plans. The Compensation Committee consists of two outside directors and is chaired by Mr. Feller.

     The Executive Committee may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company other than the power or powers: (i) for which the delegation is, or from time to time may be, prohibited by the Certificate of Incorporation or the Bylaws of the Corporation or by the Oregon Business Corporation Act or is otherwise prohibited by applicable law, rule or regulation; (ii) to declare dividends or distributions; (iii) to incur debt or to enter into contracts on behalf of the Company in an amount in any single transaction in excess of $3.5 million; (iv) to approve any merger or other business combination between the Company and any other entity or entities; (v) to approve the sale of all or substantially all of the Company's assets; (vi) to approve the liquidation or dissolution of the Company, and (vii) to approve the Company's corporate annual budget. The Executive Committee consists of four directors, including one outside directors, and is chaired by Mr. Agnew.

     The Nominating Committee shall have the power to nominate persons to fill director vacancies caused either by resignation, removal, death or serious mental or physical illness which results in a director being unable to perform satisfactorily his or her designated functions. The Nominating Committee consists of three members and is chaired by Mr. Solomon.

Director Nominee

     Four of the holders of the Company's Series A Preferred Stock (GMACM, AGL Investments No. 8 Limited Partnership, Aspen Foxtrot Investments, LLC, and Peregrine Capital, Inc.) each have the right to nominate one of the seven directors of the Company, and those directors will be elected by the holders of the Series A Preferred Stock, voting as a class and separately from all other classes and series. If the number of directors is increased or decreased, those four entities shall have the right to nominate and elect a majority of such number.

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

Item 10. Executive Compensation.

     The following table summarizes the compensation paid to the Company's Senior Vice President and Chief Operating Officer, its former Chief Executive Officers, its former Chief Operating Officer, its Former Presidents, and to its former Chief Financial Officer, its most highly compensated executive officers, for all services rendered in all capacities to the Company for each of the last three fiscal years, which represents all officers compensated in excess of $100,000. For purposes of this table, the Company has combined as to each named person all compensation paid or payable by the Company, Holdings and Holdings' predecessor, US OnLine Communications, Inc. ("US Online").



                                           SUMMARY COMPENSATION TABLE
                                                                                            Long-Term
                                                   Annual Compensation                 Compensation Awards
                                          --------------------------------------  -------------------------------
                                                                                   Other Annual
                                                                                   Compensation       Securities
                                                         Salary        Bonus         (5)(6)(7)        Underlying
                  Name                    Fiscal Year    (1)(2)        (3)(4)       (8)(9)(10)         Options
---------------------------------------   -----------  ----------  -------------  ---------------   -------------
Robert G. Solomon, Chairman of the
Board and Former CEO                         2001      $175,000     $       --        $      --              --
                                             2000      $175,000     $       --        $      --              --
                                             1999      $140,544     $       --        $  46,750         545,000

James W. Livingston, President and CEO       2001      $ 94,154     $   20,000        $      --         250,000
                                             2000      $     --     $       --        $      --              --
                                             1999      $     --     $       --        $      --              --

Seth R. Davis, Senior VP and COO             2001      $145,779     $       --        $      --         200,000
                                             2000      $131,433     $       --        $      --         150,000
                                             1999      $     --     $       --        $  12,000              --

Donald E. Barlow,
Former President and COO                     2001      $ 92,308     $       --        $ 227,165              --
                                             2000      $150,000     $       --        $      --              --
                                             1999      $114,895     $       --        $  54,500         275,000

Jeffrey S. Sperber, Former CFO               2001      $ 27,783     $       --        $      --              --
                                             2000      $120,000     $       --        $  80,000              --
                                             1999      $113,558     $   30,000        $      --         100,000

A. Roger Pease,
Former CEO and President                     2001      $     --     $       --        $      --              --
                                             2000      $105,699     $       --        $      --              --
                                             1999      $150,000     $       --        $ 150,000              --


--------------

(1) Mr. Solomon's 1999 salary includes $67,409 paid by Holdings and $73,135 paid by US OnLine.

(2) Mr. Barlow's 1999 salary includes $57,485 paid by Holdings and $57,410 paid by US OnLine.

(3) Mr. Sperber was paid a $30,000 bonus in connection with relocating to Austin, Texas in 1999.

(4) Mr. Livingston was paid a $20,000 bonus in connection with signing his employment agreement in 2001.

(5) Mr. Solomon was paid $46,750 in 1999 related to compensation deferred in prior periods.

(6) Mr. Barlow wad paid $54,500 in 1999 related to compensation deferred in prior periods.

(7) Mr. Pease was entitled to receive $150,000 related to a salary continuation agreement of which $60,000 was paid during 1999 with the remaining $90,000 paid in January 2000. Mr. Pease resigned as CEO effective December 23, 1999, resigned from the Board effective May 5, 2000 and resigned as an employee effective September 15, 2000.

(8) Mr. Sperber was paid $80,000 in return for termination of a salary continuation agreement in 2000.




(9) Mr. Davis was paid $12,000 in 1999 pursuant to a consulting arrangement. He became an employee effective January 14, 2000.

(10) Mr. Barlow was paid $227,165 of severance compensation upon his resignation pursuant to his employment agreement with the Company. The severance compensation was paid upon Mr. Barlow's resignation as President and COO effective August 23, 2001.





Employment Agreements

     The Company has entered into Employment Agreements with Messrs. Solomon, Livingston, Davis and Menking.

     Mr. Solomon's agreement provide that he will serve as Chairman of the Board for the Company and will work full time for the Company, performing the duties provided to him from time to time by the Board of Directors. The agreement terminates on December 31, 2002. Either party may terminate the agreement by given 30 days written notice to the other party. Upon termination of the agreement, Mr. Solomon will be paid severance compensation equivalent to his base salary, $175,000, for 18 months.

     The terms of the agreements for Messrs. Livingston, Davis and Menking are substantially similar. They provide that the employees will work full time for the Company, and they will have such authority and duties as may from time to time be assigned to them by the Board of Directors. Mr. Livingston is employed as the Company's President and CEO. Mr. Davis is employed as the Company's Senior Vice President and Chief Operating Officer. Mr. Menking is employed as the Company's Chief Financial Officer. The employment agreements are for terms of two years. They may be terminated by the Company for cause or other than for cause. If Messrs. Livingston, Davis or Menking are terminated other than for cause (excluding terminations within one year of a change in control of the Company) then he will be paid severance compensation equivalent to his base salary for six months. If Messrs. Livingston, Davis or Menking are terminated other than for cause within one year of a change in control of the Company then he will be paid severance compensation equivalent to his base salary for 12 months. Mr. Livingston's base salary is $180,000 per year. Mr. Davis' base salary is $175,000 per year. Mr. Menking's base salary is $120,000 per year.

Stock Incentive Plans

     The Company has the following stock option plans:

     The 1999 Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors on September 23, 1999, and approved by the shareholders on December 15, 1999. The Incentive Plan provides for the grant of incentive stock options ("ISO's"), nonstatutory stock options ("NSO's"), and restricted stock grants and stock appreciation rights ("SAR's"). ISO's are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). NSO's granted under the Incentive Plan are intended not to qualify as incentive stock options under the Code and may be issued below fair market value on the date of grant. The Incentive Plan is administered by the Board of Directors. The exercise price of ISO's may not be less than the fair market value of the Company's common stock on the date of grant and, in some cases, may not be less than 110% of such fair market value. Vesting periods are at the discretion of the Company's Board of Directors. The maximum term of options under the Incentive Plan is 10 years. The Company has reserved 3,000,000 shares for issuance under the Incentive Plan. At December 31, 2001, there were options outstanding to purchase 1,816,000 shares of common stock under the Incentive Plan.

     The Company assumed two outstanding stock option plans of FirstLink Communications, Inc. ("FirstLink"), a company the Company merged with during 1999. The two plans are the FirstLink 1998-1999 Combined Incentive and Nonqualified Stock Option Plan and the FirstLink 1997 Restated and Combined Incentive and Nonqualified Stock Option Plan (collectively referred to as the "FirstLink Option Plans"). The number of options outstanding and exercisable at December 31, 2001 under the FirstLink Option Plans was 232,502 shares. There are no additional authorized shares available for grant under the FirstLink Option Plans at December 31, 2001.

     TRC adopted the 2000 Incentive Plan ("TRC Incentive Plan") on March 15, 2000. As part of the closing of TRC during 2001, all options previously granted under the plan have been forfeited as of December 31, 2001.

     The following tables set forth certain information at December 31, 2001, concerning stock options granted to and exercised by the named executive officer and the fiscal year-end value of unexercised options on an aggregated basis.


                                                 OPTIONS/GRANTS

                                                                  % of Total
                                                    Number of      Options/
                                                    Securities    Grants to
                                                    Underlying    Employees      Exercise
                                                     Options/     in Fiscal        Price
                Name                  Fiscal Year     Grants         Year        ($/share)     Expiration Date
----------------------------------    -----------   ----------    ----------     ---------     ---------------
Robert G. Solomon, Former CEO            2001           --            --            --               --
                                         2000           --            --            --               --
                                         1999        545,000         32%       $1.00 - $2.00      July 2009

James W. Livingston, President and       2001        250,000         38%           $0.60        November 2011
CEO                                      2000           --            --            --               --
                                         1999           --            --            --               --

Seth R. Davis, Senior VP and COO         2001        200,000         31%           $0.60        November 2011
                                         2000        150,000         53%           $3.50        January 2010
                                         1999           --            --            --               --

Shane A. Menking, CFO                    2001        200,000         31%       $0.60 - $3.00    November 2011
                                         2000           --            --            --               --
                                         1999           --            --            --               --

Donald E. Barlow, Former President       2001           --            --            --               --
and COO                                  2000           --            --            --               --
                                         1999        275,000         16%       $1.00 - $2.00      July 2009

A. Roger Pease,                          2001           --            --            --               --
Former President and CEO                 2000           --            --            --               --
                                         1999        100,000         29%           $2.31         August 2008

Jeffrey S. Sperber, Former CFO           2001           --            --            --                --
                                         2000           --            --            --                --
                                         1999        100,000          6%           $2.00          July 2009








                                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                              AND FISCAL YEAREND OPTION/SAR VALUES

                                                                                          Value of Unexercised
                                        Shares       Value     Number of Unexercised           In-the-Money
                                       Acquired    Realized       Options/SARs at           Options/SAR's at
                Name                  on Exercise     (1)          Fiscal Yearend          Fiscal Yearend (2)
-----------------------------------   -----------  --------    ----------------------  ---------------------------
Robert G. Solomon, Chairman               --           --      Exercisable    398,750  Exercisable     $     3,563
                                                               Unexercisable  136,200  Unexercisable   $     1,688

James W. Livingston, President and        --           --      Exercisable     62,500  Exercisable     $    34,375
COO                                                            Unexercisable  187,500  Unexercisable   $   103,125

Seth R. Davis, Senior VP and COO          --           --      Exercisable     50,000  Exercisable     $    27,500
                                                               Unexercisable  150,000  Unexercisable   $    82,500

Shane Menking, CFO                        --           --      Exercisable     54,167  Exercisable     $    20,625
                                                               Unexercisable  145,833  Unexercisable   $    61,875

--------------

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal yearend and the exercise price of the options. The fair market value of the securities underlying the options, based on the closing bid price on December 31, 2001, was $1.15 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 2001 by (i) each person who owns beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares held, unless otherwise stated.





                                                              Number of                                 Percentage of
                                                         Shares Beneficially                         Shares Beneficially
                                                              Owned (1)                                     Owned
                                              -----------------------------------------   ----------------------------------------
                                                                               Fully                                       Fully
                                                                              Diluted                                     Diluted
                                                 Common        Preferred       Common        Common        Preferred       Common
         Name and Address of Owner               Shares         Shares         Shares      Shares (2)     Shares (2)       Shares
--------------------------------------------- -----------    -------------  -----------   -----------     ----------     ---------
GMAC Commercial Mortgage Corporation (3).      2,814,602        398,900      7,800,852        14.6%          27.3%          20.8%
650 Drescher Road
Horsham, PA 19044

AGL Investments No. 8 Limited Partnership (4)  2,748,602        398,900      7,734,852        14.2%          27.3%          20.6%
1050 17th Street, Suite 1200
Denver, CO 80265

Aspen Online Investments, LLC (5)........      2,937,500             --      2,937,500        15.2%           --             7.8%
2757 - 44th Street SW
Grand Rapids, MI 49509

Aspen Foxtrot Investments, LLC (6).......      1,132,557        180,000      3,382,557         5.9%          12.3%           9.0%
2757 - 44th Street SW
Grand Rapids, MI 49509

Peregrine Capital, Inc. (7)..............      2,280,597        120,000      3,780,597        11.8%           8.2%          10.1%
9725 Beaverton Hillsdale Highway, Suite 350
Beaverton, OR 97005

German American Capital Corporation (8)..        867,917        140,000      2,617,917         4.5%           9.6%           7.0%
31 West 52nd Street, 14th Floor
New York, NY 10019

Robert G. Solomon (9)....................        677,750          --           677,750         3.5%           --             1.8%
10300 Metric Boulevard
Austin, TX 78758

Seth R. Davis (10).......................         50,000          --            50,000        <1%             --            <1%
10300 Metric Boulevard
Austin, TX 78758

Thomas E. McChesney (11).................        159,184          --           159,184        <1%             --            <1%
200 SW Market Street
Portland, OR 97201

Shane A. Menking (12)....................         54,167          --            54,167        <1%             --            <1%
10300 Metric Boulevard
Austin, TX 78758

All Executive Officers and Directors as a      9,917,459     23,639,959     19,883,969        51.4%          75.1%          62.9%
Group (10 persons) (13)..................

--------------

(1) Except as set forth in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares. Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of September 30, 2001 or within sixty (60) days of such date, are all treated as outstanding when determining the percent of the class owned by such person and when determining the percent owned by a group.
(2) Applicable percentage is based on 19,292,357 shares of common stock outstanding on December 31, 2001 and 1,461,400 shares of preferred stock which convert into 18,267,500 shares of common stock.







(3) Includes 4,986,250 shares of common stock underlying 398,900 shares of Series A Preferred Stock, 1,108,149 shares of common stock paid as preferred stock dividends, 1,364,787 shares of common stock paid as part of a restructuring of the shareholders preferred stock, 325,000 shares underlying common stock purchase warrants and 16,666 shares underlying presently exercisable stock options held by Mark Sampson, a former director of the Company that currently serves as Managing Director, Corporate Finance at Newman & Associates, Inc., an entity controlled by GMAC Commercial Mortgage Corporation.
(4) Includes 4,986,250 shares of common stock underlying 398,900 shares of Series A Preferred Stock, 1,108,149 shares of common stock paid as preferred stock dividends, 1,364,787 shares of common stock paid as part of a restructuring of the shareholders preferred stock, 259,000 shares underlying presently exercisable common stock purchase warrants and 16,666 shares underlying presently exercisable stock options held by Mr. Agnew. The ultimate general partner of AGL Investments No. 8 Limited Partnership is AGLPGP No. 8, Inc. ("AGLP, Inc."). David B. Agnew is the sole director and shareholder of AGLP, Inc. and, accordingly, may be deemed to be the beneficial owner of common stock held by AGL Investments No. 8 Limited Partnership. Mr. Agnew is also a manager of AGL Capital Investments, LLC, which owns the 259,000 common stock purchase warrants. Accordingly, he may be deemed to share voting and dispositive power with respect to the common stock purchase warrants with the other manager thereof. Mr. Agnew disclaims beneficial ownership of common stock held of record by AGL Investments No. 8 Limited Partnership and shares issuable upon the exercise of warrants to purchase common stock held by AGL Capital Investments, LLC.
(5) Includes 2,312,500 shares owned of common stock (2,000,000 of which are under two separate promissory notes for 1,000,000 shares each) and 625,000 shares underlying common stock purchase warrants.
(6) Includes 2,250,000 shares of common stock underlying 180,000 shares of Series A Preferred Stock, 500,043 shares of common stock paid as preferred stock dividends, 615,848 shares of common stock paid as part of a restructuring of the shareholders preferred stock and 16,666 shares underlying presently exercisable stock options held by Mr. Piasecki.
(7) Owned by 6 limited liability companies controlled by Peregrine Capital, Inc. Includes 1,520,000 shares of common stock owned (1,500,000 of which are under two separate promissory notes for 1,000,000 shares and 500,000 shares, respectively), 1,500,000 shares of common stock underlying 120,000 shares of Series A Preferred Stock, 333,363 shares of common stock paid as preferred stock dividends, 410,568 shares of common stock paid as part of a restructuring of the shareholders preferred stock and 16,666 shares underlying presently exercisable stock options held by Mr. Rose.
(8) Includes 937,500 shares of common stock underlying 75,000 shares of Series B Preferred Stock, 812,500 shares of common stock underlying 65,000 shares of Series A Preferred Stock, 388,924 shares of common stock paid as preferred stock dividends and 478,993 shares of common stock paid as part of a restructuring of the shareholders preferred stock. However, under the terms of the Series A and Series B Preferred Stock, German American Capital Corp. may not convert shares of nonvoting Series B Preferred Stock into voting Series A Preferred Stock or common stock in amounts that would cause its percentage of voting stock in the Company to be above 5%.
(9) Includes 279,000 shares of common stock owned and presently exercisable stock options to purchase 398,750 shares of common stock.
(10) Includes presently exercisable stock options to purchase 50,000 shares of common stock.
(11) Includes 84,540 shares of common stock owned, 6,667 shares held by the McChesney Family LLC, 2,222 shares of common stock owned by Mr. McChesney's wife and 600 shares owned by Mr. McChesney's minor daughter. He disclaims beneficial ownership of the shares owned by the family LLC, his wife and daughter. Also includes 21,912 and 43,333 shares of common stock underlying presently exercisable common stock purchase warrants and stock options, respectively.
(12) Includes presently exercisable stock options to purchase 54,167 shares of common stock.
(13) GMAC Commercial Mortgage Corporation, AGL Investment No. 8 Limited Partnership, Aspen Foxtrot Investments, LLC and Peregrine Capital, Inc. are deemed to have director ownership through their director nominees.



Item 12. Certain Relationships and Related Transactions.

     During 2001, GMAC Mortgage Corporation, a sister company of GMACM (a substantial shareholder of the Company), paid the Company approximately $6.05 million as part of its settlement with TRC. See The Business of TRC discussion on page 7 for further discussions of this settlement.

     During 2000, Newman Financial Services, Inc. ("NFS"), a subsidiary of GMACM, loaned $5 million to TRC under a secured promissory note agreement. In connection with the note agreement, the Company paid an arrangement fee in the amount of $150,000 to Newman & Associates, Inc. ("Newman"), an investment banking firm and a wholly owned subsidiary of GMACM. Mr. Sampson is the Managing Director of Corporate Finance at Newman. During 2001, the Company paid NFS approximately $5.6 million in full satisfaction of the outstanding balance of the promissory note, including accrued interest.

     During 2001, the Company entered into a six-month agreement with Hampton Holdings, LLC ("Hampton") to assist the Company with identifying acquisition opportunities. Pursuant to such agreement, the Company is to pay Hampton
$150,000, $66,667 of which was paid on execution, with the remaining $83,333 paid in 5 monthly installments of $16,667. Mr. Rose is an owner of Hampton. The Company paid Hampton $83,334 during 2001.

     During 2000, the Company entered into a six-month business consulting agreement with Redfire, Inc. ("Redfire") to assist the Company with an operational and strategic evaluation. Pursuant to such agreement, the Company is to pay Redfire $25,000 per month. Mr. Rose was an owner of Redfire during the time of this agreement. The Company paid Redfire $69,000 and $50,000 during 2001 and 2000, respectively. This agreement was terminated on March 29, 2001.

     During 2000, Mr. Solomon and Brian Kushner, Former President of TRC, exercised 1,200,000 options for TRC common stock at an exercise price of $0.50 per share. The consideration for each exercise was in the form of a secured note, which is recourse as to interest. During 2001, as part of the wind-down of TRC's operations as discussed on page 7, these notes were canceled and all stock and options of TRC owned by Messrs. Solomon and Kushner were remitted to the Company as satisfaction of amounts owed.

     The Company's senior credit facility is being provided by BNP Paribas and Deutsche Bank AG. Affiliates of both of these entities are substantial shareholders of the Company. The Company paid commitment and administrative fees of $490,313 and $460,191 during 2001 and 2000, respectively, in connection with the Facility.

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

Dated April 15, 2002.


                                           USOL HOLDINGS, INC.


                                           By: /s/ James W. Livingston
                                              ----------------------------------
                                              James W. Livingston, President CEO


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Livingston and Shane A. Menking, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                         Signature                            Title                Date
                          -------------------------------------    -----------------------    --------------

                          /s/ James W. Livingston..............    President, Chief           April 15, 2002
                          -------------------------------------    Executive Officer,
                          James W. Livingston                      and Director

                          /s/ Shane A. Menking.................    Chief Financial Officer    April 15, 2002
                          -------------------------------------    and Secretary
                          Shane A. Menking

                          /s/ Robert G. Solomon................    Chairman of the Board      April 15, 2002
                          -------------------------------------
                          Robert G. Solomon

                          /s/ Thomas E. McChesney..............    Director                   April 15, 2002
                          -------------------------------------
                          Thomas E. McChesney

                          /s/ David B. Agnew...................    Director                   April 15, 2002
                          -------------------------------------
                          David B. Agnew

                          /s/ Robert D. Feller.................    Director                   April 15, 2002
                          -------------------------------------
                          Robert D. Feller

                          /s/ Roy Rose.........................    Director                   April 15, 2002
                          -------------------------------------
                          Roy Rose

                          /s/ Ronald L. Piasecki...............    Director                   April 15, 2002
                          -------------------------------------
                          Ronald L. Piasecki




                                                      INDEX TO EXHIBITS

                                                         FORM 10-KSB

                                                                              Incorporated by
Number                      Description                                         Reference to
-----------    -------------------------------------------      --------------------------------------------
2.1            Agreement and Plan of Merger and                 Exhibit 1.1 to the Current Report on
               Reorganization dated as of July 21, 1999         Form 8-K dated July 21, 1999
               between FirstLink Communications, Inc. and       (File No. 01-14271)
               USOL Holdings, Inc.
3.1(I)         Articles of Incorporation                        Exhibit 3.1 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
3.1(I)(a)      Amendment to Articles of Incorporation           Exhibit 4.1 to the Current Report on
                                                                Form 8-K dated December 22, 1999
                                                                (File No. 01-14271)
3.1(I)(b)      Amendment to Articles of Incorporation (to       Appendix D to the Company's Proxy Statement
               change the name)                                 filed November 12, 1999
3.1(ii)        Bylaws                                           Exhibit 3.2 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.1            Specimen Common Stock share certificate          Exhibit 4.1 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.2            Form of Warrant Agreement (with Form of          Exhibit 4.2.1 to the Registration Statement
               Warrant Certificate)                             on Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.3            Form of Lock Up Agreement with certain           Exhibit 4.3 to the Registration Statement on
               Securityholders                                  Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.5            Registration Rights Agreement                    Exhibit 4.5 to the Registration Statement on
                                                                Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.6            Form of Lock Up Agreement with certain           Exhibit 4.6 to the Registration Statement on
               Securityholders                                  Form SB-2 effective July 1998
                                                                (File No. 333-49291)
4.7            Certificate of Designations, Preferences,        Exhibit 4.2 to the Current Report on
               Limitations and Relative Rights of Series A      Form 8-K filed December 22, 1999
               Convertible Preferred Stock                      (File No. 01-14271)
4.8            Certificate of Designations, Preferences,        Exhibit 4.3 to the Current Report on
               Limitations and Relative Rights of Series B      Form 8-K filed December 22, 1999
               Convertible Preferred Stock                      (File No. 01-14271)
4.9            Agreement Among Investors dated July 21, 1999    Exhibit 99.1 to Schedule 13D filed
                                                                January 3, 2000
4.10           Preferred Stockholder Registration Rights        Exhibit 99.5 to Schedule 13D filed
               Agreement dated July 21, 1999                    January 3, 2000
4.11           Common Stockholder and Warrant Holder            Exhibit 99.6 to Schedule 13D filed
               Registration Rights Agreement dated July 21,     January 3, 2000
               1999
10.1           Employment Agreement dated July 21, 1999         Exhibit 10.1 to the Current Report on
               between the Company and Robert Solomon           Form 10-KSB filed March 30, 2000
                                                                (File No. 01-14271)



                                                                              Incorporated by
Number                      Description                                         Reference to
-----------    -------------------------------------------      --------------------------------------------

10.2           Employment Agreement dated July 21, 1999         Exhibit 10.2 to the Current Report on
               between the Company and Donald Barlow            Form 10-KSB filed March 30, 2000
                                                                (File No. 01-14271)
10.3           Employment Agreement dated January 14, 2000      Exhibit 10.3 to the Current Report on
               between the Company and Seth Davis               Form 10-KSB filed March 30, 2000
                                                                (File No. 01-14271)
10.4           Credit Agreement dated December 30, 1999         Exhibit 10.4 to the Current Report on
               between the Company and BNP Paribas              Form 10-KSB filed March 30, 2000
                                                                (File No. 01-14271)
10.5           1997 Restated Combined Incentive Stock Option    Exhibit 99.1 to Form S-8 filed December 17,
               and Nonqualified Stock Option Plan               1999
10.6           1998-1999 Combined Incentive Stock Option and    Exhibit 99.2 to Form S-8 filed December 17,
               Nonqualified Stock Option Plan                   1999
10.7           1999 Incentive Plan                              Appendix E to the Company's Definitive Proxy
                                                                Statement filed on November 12, 1999
10.8           Amendment, Consent and Waiver dated June 2,      Exhibit 10.8 to the Current Report on
               2000 between the Company and the parties         Form 10-KSB filed April 17, 2001
               listed in the first paragraph of this exhibit    (File No. 01-14271)
10.9           Amendment, Consent and Waiver dated September    Exhibit 10.9 to the Current Report on
               8, 2000 between the Company and the parties      Form 10-KSB filed April 17, 2001
               listed in the first paragraph of this exhibit    (File No. 01-14271)
10.10          Third Amendment to Credit Agreement dated        Exhibit 10.10 to the Current Report
               March 6, 2001 between the Company and the        on Form 10-KSB filed April 17, 2001
               parties listed in the first paragraph of this    (File No. 01-14271)
               exhibit
10.11          Fourth Amendment to Credit Agreement dated       Filed herewith
               December 7, 2001 between the Company and the
               parties listed in the first paragraph of this
               exhibit
10.12          Executive Employment Agreement dated November    Filed herewith
               14, 2001 between the Company and James W.
               Livingston
10.13          Executive Employment Agreement dated November    Filed herewith
               15, 2001 between the Company and Shane Menking
10.14          Executive Employment Agreement dated November    Filed herewith
               15, 2001 between the Company and Seth Davis
10.15          Letter dated June 13, 2001 from the Company to   Filed herewith
               Robert G. Solomon amending Employment and
               Noncompetition Agreement dated July 21, 1999
               by and between the parties
10.16          Asset Purchase Agreement dated May 23, 2001      Filed herewith
               between the Company, Great West Services, Ltd.
               (a Colorado limited partnership d/b/a SIMCOM),
               USOL, Inc. (a Delaware corporation) and
               Simpson Housing Limited Partnership (a
               Colorado limited partnership)



                                                                              Incorporated by
Number                      Description                                         Reference to
-----------    -------------------------------------------      --------------------------------------------

10.17          Purchase Agreement dated August 31, 2001, by     Filed herewith
               and among Grande Communications, Inc. (a
               Delaware corporation) and USOL, Inc. (a
               Delaware corporation) joined by U.S.-Austin
               Cable Associated I, Ltd.
23.1           Consent of Arthur Andersen LLP                   Filed herewith
24.1           Power of Attorney                                See page 25
99             Acknowledgment by the Company of receipt of      Filed herewith
               certain Arthur Andersen LLP representations


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

       Report of Independent Public Accountants.......................       F-2
       Consolidated Balance Sheet.....................................       F-3
       Consolidated Statements of Operations..........................       F-4
       Consolidated Statements of Stockholders' Equity................       F-5
       Consolidated Statements of Cash Flows..........................       F-6
       Notes to Consolidated Financial Statements.....................       F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of
USOL Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of USOL Holdings, Inc. (an Oregon corporation), and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USOL Holdings, Inc., and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and net losses since inception. In addition, the Company is dependent on its ability to borrow under its senior credit facility. The Company is not currently in compliance with its senior credit facility, and management is projecting that the Company will not meet certain covenants included in the senior credit facility during 2002. As such, the holder of the facility could call the amount outstanding under the facility or prevent additional borrowings. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


//s// Arthur Andersen LLP

Austin, Texas
March 15, 2002



                               USOL HOLDINGS, INC.
                               -------------------

                  CONSOLIDATED BALANCE SHEET--DECEMBER 31, 2001
                  ---------------------------------------------

                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $   2,020,764
   Accounts receivable, net                                                                   1,144,053
   Other current assets                                                                         494,625
   Assets held for sale                                                                       8,573,955
                                                                                          -------------
                         Total current assets                                                12,233,397

PROPERTY AND EQUIPMENT, net                                                                  25,017,318

GOODWILL AND OTHER INTANGIBLE ASSETS, net                                                    17,960,756

DEFERRED LOAN COSTS, net                                                                      1,675,183

OTHER ASSETS                                                                                    492,437
                                                                                          -------------
                         Total assets                                                     $  57,379,091
                                                                                          =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                       $     551,373
   Accrued liabilities                                                                        3,733,150
   Preferred stock dividends payable                                                          1,099,980
   Deferred revenue                                                                             706,227
   Current portion of capital lease obligations                                                 620,486
   Senior credit facility                                                                    15,696,329
                                                                                          -------------
                         Total current liabilities                                           22,407,545
                                                                                          -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                 573,689
                                                                                          -------------

OTHER LONG-TERM LIABILITIES                                                                      39,353
                                                                                          -------------

COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTEREST                                                                                43,246
                                                                                          -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, no par value, 5,000,000 shares authorized-
     Series A, 1,306,400 shares issued and outstanding; liquidation preference
       of $32,660,000                                                                        16,702,557
     Series B, 155,000 shares issued and outstanding; liquidation preference of
       $3,875,000                                                                             1,981,703
   Common stock, no par value, 50,000,000 shares authorized, 19,292,357 shares
     issued and outstanding                                                                  52,652,715
   Deferred compensation                                                                        (48,659)
   Accumulated deficit                                                                      (36,973,058)
                                                                                          -------------
                         Total stockholders' equity                                          34,315,258
                                                                                          -------------
                         Total liabilities and stockholders' equity                       $  57,379,091
                                                                                          =============


                 The accompanying notes are an integral part of
                     this consolidated financial statement.



                               USOL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended December 31,
                                                                          -------------------------------
                                                                                 2001            2000
                                                                          --------------   --------------
REVENUES                                                                  $   14,529,936   $   10,237,683
                                                                          --------------   --------------

OPERATING EXPENSES:
   Operating                                                                   8,551,892        8,107,281
   Selling, general and administrative                                        10,688,521       10,898,757
   Depreciation and amortization                                               6,366,764        6,302,874
   Stock compensation expense                                                    209,994          624,523
   Write down of long-term assets                                                     --        1,870,551
   Impairment of TRC assets                                                           --        3,785,789
   Write down on assets held for sale                                          2,952,971               --
                                                                          --------------   --------------

                         Total operating expenses                             28,770,142       31,589,775
                                                                          --------------   --------------

LOSS FROM OPERATIONS                                                         (14,240,206)     (21,352,092)

INTEREST EXPENSE, net                                                         (2,198,359)      (1,075,961)

GAIN ON CONTRACT TERMINATION                                                   5,867,509               --

LOSS ON DISPOSAL OF ASSETS                                                            --          (89,283)
                                                                          --------------    -------------

LOSS BEFORE MINORITY INTEREST                                                (10,571,056)     (22,517,336)
                                                                          --------------    -------------

MINORITY INTEREST IN LOSS (INCOME) OF A SUBSIDIARY                                40,929          (56,447)
                                                                          --------------    -------------

                         Net loss                                         $  (10,530,127)  $  (22,573,783)
                                                                          ==============   ==============

PREFERRED STOCK DIVIDENDS                                                     (4,415,940)      (4,440,000)

DISCOUNT ON RESTRUCTURING OF CONVERTIBLE PREFERRED STOCK (Notes 3 and
  9)                                                                          11,648,928               --
                                                                          --------------   --------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                  $   (3,297,139)  $  (27,013,783)
                                                                          ==============   ==============

BASIC AND DILUTED LOSS PER COMMON SHARE                                   $        (0.32)  $        (3.50)
                                                                          ==============   ==============

BASIC AND DILUTED WEIGHTED--AVERAGE COMMON STOCK OUTSTANDING                  10,446,204        7,715,490
                                                                          ==============   ==============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                                                                       USOL HOLDINGS, INC.
                                                                                       -------------------

                                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 -----------------------------------------------

                                                       Convertible           Convertible
                                                        Preferred             Preferred
                                  Common Stock         Stock Shares         Stock Amounts                                 Total
                            ----------------------  ------------------ ----------------------   Deferred    Acumulated Stockholders'
                               Shares     Amount    Series A  Series B  Series A    Series B   Compensation   Deficit      Equity
                            ---------- -----------  --------- -------- ----------- ----------- ------------ ---------- -------------
BALANCES, December 31, 1999  6,892,668 $36,735,911  1,325,000  155,000 $30,675,361 $ 3,588,439  $(344,201) $(6,662,136) $63,993,374

 Preferred stock dividends     688,813   5,303,333         --       --          --          --         --           --    5,303,333
   paid in common stock
 Exercise of warrants          231,622     708,201         --       --          --          --         --           --      708,201
 Exercise of options           233,000     391,723         --       --          --          --         --           --      391,723
 Stock grants                    7,500      57,225         --       --          --          --         --           --       57,225
 Compensation expense on            --     135,000         --       --          --          --         --           --      135,000
   stock options
 Deferred compensation on           --     540,000         --       --          --          --   (540,000)          --           --
   stock options
 Amortization of deferred           --          --         --       --          --          --    432,298           --      432,298
   compensation
 Conversion of preferred        25,000      46,302     (2,000)      --     (46,302)         --         --           --           --
   stock to common stock
 Preferred stock dividends          --          --         --       --          --          --         --   (4,440,000)  (4,440,000)
 Net loss                           --          --         --       --          --          --         --  (22,573,783) (22,573,783)
                            ---------- -----------  --------- -------- ----------- ----------- ----------   ---------- -------------
BALANCES, December 31,       8,078,603  43,917,695  1,323,000  155,000  30,629,059   3,588,439   (451,903) (33,675,919)  44,007,371

 Preferred stock dividends   3,403,754   4,425,960         --       --          --          --         --           --    4,425,960
   paid in common stock
 Issuance of common stock      600,000     618,000         --       --          --          --         --           --      618,000
   in acquisition of
   SIMCOM
 Expiration of options on           --    (195,000)        --       --          --          --    195,000           --           --
   termination of an
   employee
 Amortization of deferred           --          --         --       --          --          --    208,244           --      208,244
   compensation
 Stock grant                     2,500       1,750         --       --          --          --         --           --        1,750
 Conversion of preferred       207,500     384,310    (16,600)      --    (384,310)         --         --           --           --
   stock to common stock
 Preferred stock dividends          --          --         --       --          --          --         --   (4,415,940)  (4,415,940)
 Sale of common stock        2,000,000   1,400,000         --       --          --          --         --           --    1,400,000
 Stock subscription                 --  (1,400,000)        --       --          --          --         --           --   (1,400,000)
   receivable
 Restructuring of            5,000,000   3,500,000         --       -- (13,542,192) (1,606,736)        --   11,648,928           --
   convertible preferred
   stock
 Net loss                           --          --         --       --          --          --         --  (10,530,127) (10,530,127)
                            ---------- -----------  --------- -------- ----------- ----------- ----------   ---------- -------------

BALANCES, December 31,      19,292,357 $52,652,715  1,306,400  155,000 $16,702,557 $ 1,981,703 $  (48,659)$(36,973,058) $34,315,258
                            ========== ===========  ========= ======== =========== =========== ========== ============  ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                                       USOL HOLDINGS, INC.
                                                       -------------------

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              -------------------------------------

                                                                                      Year Ended December 31,
                                                                                --------------------------------
                                                                                       2001            2000
                                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $  (10,530,127)  $  (22,573,783)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                   6,366,764        6,302,874
     Minority interest                                                                 (40,929)          56,447
     Amortization of deferred loan costs                                               455,520          325,098
     Stock compensation expense                                                        209,994          624,523
     Forgiveness of employee receivable                                                169,011               --
     Write down of long-term assets                                                         --        1,870,551
     Write down on assets held for sale                                              2,952,971               --
     Impairment of TRC assets                                                               --        3,785,789
     Gain on contract termination                                                   (5,867,509)              --
     Loss on disposal of assets                                                             --           89,283
     Changes in operating assets and liabilities-
       Accounts receivable, net                                                         91,570         (701,992)
       Other current assets                                                           (179,796)        (611,756)
       Other assets                                                                    (47,726)              --
       Accounts payable and accrued expenses                                        (1,208,958)         605,020
       Other liabilities and other                                                     (57,646)         296,447
                                                                                --------------   --------------
                        Net cash used in operating activities                       (7,686,861)      (9,931,499)
                                                                                --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and other                                       (7,532,562)      (8,415,938)
   Cash paid for acquisition                                                        (4,000,000)              --
   Proceeds from sale of assets                                                      4,803,671          194,998
   Proceeds from contract termination                                                6,053,778               --
   Loan to related party                                                                    --          (66,269)
                                                                                --------------   --------------
                        Net cash used in investing activities                         (675,113)      (8,287,209)
                                                                                --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                                    (560,411)        (597,017)
   Borrowings under senior credit facility, net                                     11,196,329        4,500,000
   Proceeds from TRC note payable                                                           --        5,000,000
   Repayment of TRC note payable                                                    (5,000,000)              --
   Payment of deferred financing costs                                                 (58,172)        (616,718)
   Proceeds from exercise of options/warrants                                               --        1,099,924
                                                                                --------------   --------------
                        Net cash provided by financing activities                    5,577,746        9,386,189
                                                                                --------------   --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (2,784,228)      (8,832,519)

CASH AND CASH EQUIVALENTS, beginning of year                                         4,804,992       13,637,511
                                                                                --------------   --------------

CASH AND CASH EQUIVALENTS, end of year                                          $    2,020,764   $    4,804,992
                                                                                ==============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                       $    1,939,155   $      768,249
   Deferred compensation                                                              (195,000)         540,000
  Issuance of common stock for purchase of assets                                      618,000        5,303,333
   Dividends on preferred stock                                                      4,415,940        4,440,000
   Preferred stock dividends paid in common stock                                   (4,425,960)      (5,303,333)
   Conversion of preferred stock to common stock                                       384,310           46,302
   Sale of common stock for notes                                                    1,400,000               --
   Restructuring of convertible preferred stock                                    (15,148,928)              --
   Issuance of common stock in connection with restructuring of convertible
    preferred stock                                                                  3,500,000               --
   Discount on restructuring of convertible preferred stock                         11,648,928               --




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               USOL HOLDINGS, INC.
                               -------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                DECEMBER 31, 2001
                                -----------------


1.   BUSINESS
     --------

     USOL Holdings, Inc. ("Holdings"), an Oregon corporation, its wholly owned subsidiary USOL, Inc. and USOL, Inc.'s 50% owned subsidiary, U.S. Austin Cable Association I, Ltd. ("USAC") (collectively referred to herein as "USOL"), provide integrated telecommunications services including local telephone, long-distance telephone, enhanced calling features and cable television to residents of multi-family apartment complexes and condominiums ("MDUs") in Texas, Virginia, Colorado and the Pacific Northwest. The services are provided to the tenants in accordance with long-term right-of-entry agreements ("ROE Agreements") between USOL or its partners and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. Tenants have the option to use either USOL or the local telephone and long-distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize USOL. USOL also owns a 100% interest in TheResidentClub, Inc. ("TRC"). See Note 5 regarding the winding down of TRC's operations. Holdings, USOL and TRC are collectively referred to herein as the Company.

2.   GOING CONCERN AND LIQUIDITY
     ---------------------------

     The Company has suffered recurring losses from operations and net losses since inception, and it has not generated cash from operations since inception. The Company's operations and its purchases of property and equipment to expand its subscriber base have been funded primarily from the Company's last equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility"), and it has continued to borrow under the Facility through December 31, 2001. Under the Facility, the Company has the ability to borrow up to $25 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the number of the Company's cable and telephone subscribers, with a total available borrowing base of approximately $17.5 million as of December 31, 2001, of which the Company has borrowed approximately $15.7 million. The Company is not currently in compliance with certain covenants contained in the Facility and there can be no assurance that the holder of the Facility will not call the amount outstanding or prevent additional borrowings.

     In order to fund expected future cash resource needs, the Company must continue to increase its subscriber base and revenues. Accordingly, the Facility contains certain covenants requiring the Company to meet increasing quarterly minimums related to revenues, operating cash flow and the number of MDU units to which the Company has available service. In addition to current covenant violations, based on current projections, the Company is not expected to meet its minimum revenue and operating cash flow covenants during 2002. If such quarterly minimums are not met, the Company would continue to be in default of its covenants under the Facility and the holder of the Facility could call the amount outstanding under the Facility or prevent additional borrowings. Management is currently working with the holder of the Facility to amend the covenants to resolve both existing and projected covenant violations. The process has been delayed as a result of the Company's current negotiations for a possible acquisition of a company that would also require bank approval and amendment. The Company expects to obtain a waiver and amend the covenants as part of the required approval of this transaction; however, if the Company is not successful in completing this acquisition, then management expects to separately proceed with obtaining the necessary waiver and amendment to the Facility. There is no assurance that management will be able to obtain the waiver and amendment. Management is also continuing to market the Company's services in order to attain the prescribed growth in subscribers, revenues and cash flow, and they are pursuing acquisitions. There is no assurance, however, that the Company can adequately market its services or complete acquisitions necessary to meet the existing or revised covenants. In addition, the Company's ability to complete acquisitions is dependent on its ability to borrow under the Facility. As a result of existing covenant violations and the projected covenant violations during 2002, the amount outstanding under the Facility as of December 31, 2001 has been classified as a current liability in the accompanying consolidated balance sheet.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

Assets Held for Sale
--------------------

     As discussed in Note 6, the Company entered into an agreement (the "Sale Agreement") with Grande Communications, Inc. ("Grande") to sell property and equipment and ROE Agreements for MDU properties located in Austin and San
Antonio, Texas to Grande for approximately $13.4 million in cash. The cash proceeds will be received as part of several closings, the first of which occurred in December 2001. Another closing occurred in January 2002 and the remaining closings will occur no later than September 30, 2002. Upon entering into the Sale Agreement, the Company reclassified amounts associated with these assets, including related goodwill and other intangible assets, to assets held for sale. The Company also reviewed the recoverability of the net book value of these assets based on the cash proceeds to be received according to the Sale Agreement. Based on this analysis and accruing for expenses of $808,000 that the Company will incur and are necessary to effect this sale, the Company determined the net book value of these assets was in excess of the sales price, and the Company recorded a write down of approximately $2.9 million. The following provides a summary of assets held for sale:




                                Net Book Value of                                                 Assets Held for
                                 Assets Held for                                                  Sale and Accrued
                                   Sale Before                              Assets Sold and      Liabilities as of
                                    Write Down           Write Down         Liabilities Paid     December 31, 2001
                                -----------------        -------------      ----------------     -----------------
Assets--
  Property and equipment           $  4,586,126          $ (1,103,240)        $ (1,355,800)          $ 2,127,086
  Goodwill and other
   intangible assets                 10,936,471            (1,041,731)          (3,447,871)            6,446,869
                                   ------------          ------------         ------------           -----------
                                   $ 15,522,597            (2,144,971)        $ (4,803,671)          $ 8,573,955
                                   ============                               ============           ===========

  Accrued liabilities              $         --              (808,000)        $    140,667           $  (667,333)
                                   ============          ------------         ============           ===========
  Write down                                             $ (2,952,971)
                                                         ============



Property and Equipment
----------------------

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2001 and 2000, was approximately $3.1 million and $2.5 million, respectively.

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

Goodwill and Other Intangible Assets
------------------------------------

     The Company has recorded goodwill for the excess of purchase price paid for acquired businesses over the fair market value of the net assets acquired, and it has also recorded specific intangibles in connection with its acquisition of certain businesses that were readily apparent and for which values were reasonably assignable. Goodwill and other intangible assets are being amortized on the straight-line method over 10 years. Amortization expense related to goodwill and other intangible assets of approximately $3.2 million and $3.8 million is reflected as a component of depreciation and amortization for the years ended December 31, 2001 and 2000, respectively.

Realization of Long-Lived Assets
--------------------------------

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

     For the year ended December 31, 2000, the Company recorded approximately $6.0 million in total impairment charges for the difference between the fair value of impaired property and its carrying value. On March 31, 2000, the Company signed a five-year agreement with CSG Systems, Inc., to outsource its billing and customer care system. As a result, the Company wrote-off approximately $1.9 million of previously capitalized software development costs associated with the in-house build of the Company's billing and customer care system, which will not be used. In addition, the Company wrote-off approximately $3.8 million of previously capitalized software, hardware and related goodwill associated with a prior business model being pursued by TRC (see Note 5).

     As a result of the write down recorded in connection with assets held for sale and sustained recurring operating losses, the Company has performed an evaluation of the recoverability of the long-term assets of USOL. The Company's evaluation of recoverability is based on certain assumptions regarding subscriber penetration in existing properties. Management believes that based on existing plans, historical trends and anticipated subscriber penetration in existing properties indicates that the long-term assets of the Company will be recoverable. Should facts and circumstances surrounding subscriber penetration in existing properties change, an evaluation of recoverability would be performed. In addition, management's estimate of future undiscounted cash flows assumes that the Company will continue as a going concern. Should the Company be unable to continue, management's cash flow estimates would be significantly and negatively impacted. See Note 2 and "Recent Accounting Pronouncements" below.

Deferred Loan Costs
-------------------

     Deferred loan costs consist of approximately $2.1 million incurred with obtaining the Facility and $244,000 incurred with obtaining various amendments to the Facility (see Note 8). These costs are being amortized using the straight-line method, which approximates the effective interest method over the term of the related debt. Amortization expense for the years ended December 31, 2001 and 2000, was approximately $456,000 and $325,000, respectively, and is included as a component of interest expense in the accompanying consolidated statements of operations.

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

Comprehensive Income
--------------------

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There is no difference between net loss and comprehensive loss for the years ended December 31, 2001 or 2000.

Credit Risk and Significant Customers
-------------------------------------

     The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigates the concentration of credit risk. For the years ended December 31, 2001 and 2000, no customer represented more than 10% of the Company's consolidated revenues.

Financial Instruments
---------------------

     The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of the Company's debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

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

     In accordance with SFAS No. 128, the calculation of basic and diluted EPS does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Common stock equivalents related to the conversion of preferred stock, stock options and warrants totaling 18,267,500, 2,048,502 and 2,987,145, respectively, during 2001 and 18,475,000, 2,365,000 and 3,114,645, respectively, during 2000 were excluded from the diluted net loss per share calculation as their effect would have been antidilutive.

     On November 20, 2001, the Board of Directors approved the restructuring of Series A and Series B convertible preferred stock. The restructuring included amending certain dividend provisions of the Series A and Series B convertible preferred stock and the issuance of 5,000,000 shares of common stock. After receiving majority shareholder approval on December 27, 2001, the amendment and exchanges of shares was declared effective on December 31, 2001. The amended convertible preferred stock provisions contain terms that are substantially consistent with prior preferred stock provisions with the exception of a revision to the prior dividend rate of 12.0%, which is now revised so that: no dividends are paid through December 31, 2003; beginning on January 1, 2004 through December 31, 2004 dividends will be paid at a rate of 2.0%; beginning on January 1, 2005 through December 31, 2005 dividends will be paid at a rate of 4.0%; and, beginning on January 1, 2006 and beyond the stated dividend rate will be 6.0% (see note 9).

     The Company has the option of paying dividends in cash or shares of its common stock, however, the Facility prohibits the paying of such dividends in cash. As of December 31, 2001, the Company had recorded dividends payable of $1,099,980 representing dividends from October 1, 2001 through December 31, 2001 related to the preferred stock prior to the change in the dividend rate. Subsequent to yearend, the Company paid the dividends by issuing 913,903 shares of its common stock. Fair market values for newly issued common stock and amended convertible preferred stock were determined using the average daily closing price of common stock on the Nasdaq exchange for the 10-day period immediately prior to the announcement of this restructuring and using comparative fair values of similar convertible preferred securities of public companies. The fair values of the amended and newly issued common stock and amended convertible preferred stock was determined to be $22.6 million, resulting in a discount of approximately $11.6 million from the previously recorded preferred stock being amended. The resulting $11.6 million discount resulted in a reduction of the loss attributable to common stockholders, and a corresponding reduction of $1.11 per basic and diluted loss per share. Additional supplementary disclosure of basic and diluted loss per share information is shown below:

                                                        Year Ended December 31,
                                                        2001              2000
                                                        ----              ----

Net loss                                                $ (1.01)         $(2.93)
Preferred stock dividends                                 (0.42)          (0.57)
Discount on amendment to preferred stock and
   issuance of common stock                                1.11              --
                                                        -------          ------
Loss attributable to common stockholders                $ (0.32)         $(3.50)
                                                        =======          ======
Basic and diluted weighted average common stock
   outstanding                                       10,446,204       7,715,490
                                                     ==========       =========

Recent Accounting Pronouncements
--------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets, and provides that goodwill should not be amortized. Rather, it must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS No. 142 was effective January 1, 2002 and it requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The adoption of SFAS No. 142 on January 1, 2002 resulted in a write down of goodwill of approximately $3.0 million (unaudited). This write down of goodwill was recorded as a cumulative effect of a change in accounting principle and will be reflected in the Company's 2002 first quarter Form 10-QSB.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions, and also provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in August 2001, and its adoption did not have a significant impact upon the Company's financial position and results of operations.

4.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
     ----------------------------------------

Accounts Receivable
-------------------

    Accounts receivable consist of the following as of December 31, 2001:

Accounts receivable                                                  $1,574,407
   Less- Allowance for doubtful accounts                               (430,354)
                                                                    ------------
Accounts receivable, net                                            $ 1,144,053
                                                                    ============

     Activity in the Company's allowance for doubtful accounts consists of the following:


                                                                                            Year Ended December 31,
                                                                                        ----------------------------
                                                                                            2001              2000
                                                                                        -----------       ----------
               Balance, beginning of year                                               $   402,108       $  146,721
               Provision for bad debts                                                    1,076,865          878,196
               Deductions for uncollectible  receivables written off,
                  net of recoveries                                                      (1,048,619)        (622,809)
                                                                                        -----------       ----------
               Balance, end of year                                                     $   430,354       $  402,108
                                                                                        ===========       ==========

Property and Equipment
----------------------

    Property and equipment consists of the following as of December 31, 2001:

                                                       Estimated
                                                     Useful Lives
                                                       in Years
                                                     ------------

Cable and phone systems                                    10     $  17,011,777
Telephone switch equipment                                 10         5,818,440
Internet equipment                                         10           334,243
Furniture, fixtures and office equipment                 3-10         1,725,111
Purchased software                                          5           723,632
Leasehold improvements                                     10           215,289
Supply inventory                                          N/A           675,599
Construction in progress                                  N/A         3,673,066
                                                                  -------------
                                                                     30,177,157
Less- Accumulated depreciation                                       (5,159,839)
                                                                  -------------
Property and equipment, net                                       $  25,017,318
                                                                  =============

     Equipment associated with capital leases with a net book value of approximately $1,961,000 are included in property and equipment as of December 31, 2001.

Goodwill and Other Intangibles
------------------------------

     Goodwill and other intangibles consists of the following as of December 31, 2001:

Goodwill and other intangibles                                     $22,494,933
   Less- Accumulated amortization                                   (4,534,177)
                                                                   -----------

Goodwill and other intangibles, net                                $17,960,756
                                                                   ===========

Accrued Liabilities
-------------------

     Accrued liabilities consist of the following as of December 31, 2001:

Accrued sales and telecommunication taxes                          $  1,441,602
Accrued wages                                                           302,196
Accrued professional fees                                               230,730
Accrued royalties                                                       192,774
Other                                                                 1,565,848
                                                                   ------------
Accrued liabilities                                                $  3,733,150
                                                                   ============

5.   WINDING DOWN OF TRC
     -------------------

     TRC was in the business of developing private labeled Internet solutions for MDUs and other residential markets. In August 2000, TRC entered into a technology and services agreement (the "IT Services Agreement") with GMAC Mortgage Corporation ("GMACM"), a sister company of GMAC Commercial Mortgage Corporation which is a significant shareholder of the Company, to develop a private labeled Internet site for GMACM and provide certain services over the period of the IT Services Agreement. TRC received formal notification from GMACM (TRC's sole customer) on April 10, 2001, that GMACM was terminating the IT Services Agreement. As part of the termination, TRC and GMACM continued negotiations that culminated in an agreement setting forth the terms of the termination of their relationship under the IT Services Agreement. TRC and GMACM entered into a Confidential Release and Settlement Agreement (the "Settlement Agreement") on June 6, 2001, whereby TRC agreed to transfer a significant amount of its assets to GMACM in exchange for payment of $6.6 million and release of certain claims. The assets transferred by TRC included substantially all of TRC's hardware and software.

     Although the Settlement Agreement was entered into on June 6, 2001, closing of the settlement was delayed until July 13, 2001, due to continued negotiations, at which time TRC received a payment of approximately $6.1 million from GMACM. This amount differed from that provided for in the Settlement Agreement due to offsets of amounts paid by GMACM to release liens on certain TRC assets and a $300,000 adjustment to reflect amounts previously paid to TRC by GMACM. Of this amount, approximately $5.6 million was used to repay the principal and interest on a loan made to TRC in August 2000 by Newman Financial Services, Inc. ("Newman"), an entity related to GMAC Commercial Mortgage Corporation. In connection with the closing of the settlement in July 2001, TRC's operations have ceased, and TRC recorded a net gain of approximately $5.9 million during the year ended December 31, 2001.

6.   SALE OF ASSETS TO GRANDE
     ------------------------

     On August 31, 2001, the Company entered into the Sale Agreement with Grande to sell all of the Company's ROE Agreements and certain property and equipment located in Austin and San Antonio, Texas. The Sale Agreement includes the assignment of ROE Agreements on 48 MDU communities, representing 13,057 apartment units and property and equipment with a net book value of approximately $4.6 million and associated intangibles of approximately $10.9 million. Grande is a Texas-based broadband service provider that offers retail telecommunication services including local and long-distance telephone, advanced digital video and high-speed Internet access over a single "deep-fiber network to residential customers and small and medium enterprises (collectively referred to herein as the "Grande's Broadband Business"). Under the terms of the Sale Agreement, the Company will receive cash proceeds of approximately $13.4 million or $1,024 per apartment unit. The proceeds will be received as part of four separate closings, the first two which occurred during December 2001 and January 2002, respectively, with the remaining closings to occur no later than September 30, 2002. Total proceeds received as part of the first two closings were approximately $4.8 million and $4.3 million, respectively.

     Concurrent with the signing of the Sale Agreement, the Company also entered into a 10-year agreement (the "Services Agreement") to become Grande's exclusive sales and marketing agent with respect to the sale of Grande's Broadband Business to MDU owners in Austin, San Antonio, and certain surrounding areas (collectively referred to herein as "the Austin/San Antonio Corridor"). The Services Agreement became effective upon the first closing of the Sale Agreement. Under the terms of the Services Agreement, the Company is responsible for obtaining ROE Agreements for MDUs located in the Austin/San Antonio Corridor on behalf of Grande. The Company is also responsible for marketing Grande's Broadband Business to the residents of all MDUs Grande serves in the Austin/San Antonio Corridor. The Company receives a share of Grande's revenues earned from providing Grande's

Broadband Business to the MDUs served, including the properties sold to Grande as part of the Sale Agreement. The Company is required to maintain an increasing minimum number of units for which it has obtained ROE Agreements and a minimum number of subscribers to Grande's Broadband Service on the MDUs served. Failure to meet these minimum requirements at the end of any calendar quarter will cause the amount of the Company's revenue share to be reduced, and failure for three consecutive calendar quarters will give Grande the right to terminate the Services Agreement. If Grande is not in compliance with its minimum service level standards during a quarter in which the Company fails to meet its targets, the reduction in revenue share and ability to terminate do not apply.

     See Note 3 for further discussion regarding assets held for sale.

7.   SIMCOM ACQUISITION
     ------------------

     In May 2001, the Company purchased substantially all of the long-term assets of Great West Services, Ltd., d/b/a SIMCOM ("SIMCOM"), a subsidiary of Simpson Housing Limited Partnership, which provided voice, video and data services to MDUs in Colorado, Oregon and Texas, for an aggregate purchase price of approximately $4.6 million, consisting of $4 million in cash and 600,000 shares of the Company's common stock valued at $618,000. The acquired assets included exclusive ROE Agreements, as well as other telecommunications property and equipment. The purchase price was financed through a draw on the Facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the accompanying unaudited condensed consolidated financial statements since the date of acquisition. The Company allocated the entire purchase price to the telecommunications property and equipment that was acquired based on a preliminary estimate of fair value which is subject to final adjustment.

     The following summarized unaudited pro forma financial information assumes that the SIMCOM acquisition had occurred on January 1, 2000. The following unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed on January 1, 2000, nor is it indicative of future operating results:

                                                     Year Ended December 31,
                                                --------------------------------
                                                     2001              2000
                                                -------------      -------------

Revenues..................................      $ 15,503,025       $ 12,105,965
 Net loss..................................      (10,706,575)       (23,140,801)
Loss attributable to common
  shareholders per share--
  basic and diluted.......................      $      (0.32)      $      (3.32)

8.   DEBT
     ----

     Beginning in 2003, the Facility will be payable in quarterly installments starting at 1% of the December 31, 2002, outstanding balance for the three months ended March 31, 2003, increasing periodically to 7.75% of the December 31, 2002, outstanding balance for the year ended December 31, 2007. The weighted average interest rate during 2001 and 2000 was 8.5% and 8.8%, respectively. Including debt issue costs, the Facility has a weighted average effective interest rate during 2001 and 2000 of 14.1% and 9.5%, respectively.

     The amount outstanding under the Facility as of December 31, 2001 has been classified as a current liability as the Company is subject to certain quarterly minimum financial covenants, including revenue, cash flow and number of MDU units to which the Company has available service, among other restrictions. The Company is not in compliance with certain covenants in the Facility as of December 31, 2001 and as of March 15, 2002, and the holder of the Facility has not amended those covenants or provided a waiver regarding the current violations or the anticipated noncompliance. See further discussion of this matter in Note 2.

     The Facility bears interest at the Company's option at an annual rate of prime plus 3% or LIBOR plus 4%. The Facility contains an unused commitment fee ranging from .625% to 1.375% depending on borrowing levels and an annual administrative fee of $30,000. Interest expense incurred for the years ended December 31, 2001 and 2000, was approximately $1.6 million and $1.3 million, respectively. The Facility is collateralized by substantially all assets of the Company.

9.   STOCKHOLDERS' EQUITY
     --------------------

Convertible Preferred Stock
---------------------------

     On November 20, 2001, the Board of Directors approved the restructuring of Series A and Series B convertible preferred stock. The restructuring included amending certain dividend provisions of the Series A and Series B convertible preferred stock in exchange for the issuance of 5,000,000 shares of common stock. After receiving majority shareholder approval on December 27, 2001, the amendment and exchanges of shares was declared effective on December 31, 2001. The amended convertible preferred stock provisions contain terms that are substantially consistent with prior preferred stock provisions with the exception of a revision to the prior dividend rate of 12.0%, which is now revised so that: no dividends are paid through December 31, 2003; beginning on January 1, 2004 through December 31, 2004 dividends will be paid at a rate of 2.0%; beginning on January 1, 2005 through December 31, 2005 dividends will be paid at a rate of 4.0%; and, beginning on January 1, 2006 and beyond the stated dividend rate will be 6.0%.

     The Company has the option of paying dividends in cash or shares of its common stock, however, the Facility prohibits the paying of such dividends in cash. As of December 31, 2001, the Company had recorded dividends payable of $1,099,980 representing dividends from October 1, 2001 through December 31, 2001 related to the preferred stock prior to the change in the dividend rate. Subsequent to yearend, the Company paid the dividends by issuing 913,903 shares of its common stock.

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

     The preferred stock has a stated value of $25 per share, and in the event of liquidation, the preferred stock shareholders are entitled to receive $25 per share and all unpaid cumulative dividends, prior to, and in preference to any distribution to the holders of common stock. If undistributed assets remain after satisfying the preferred stock shareholders, such assets shall be distributed ratably among the holders of common stock, and holders of preferred stock have no further right or claim to any of the remaining assets.

     As part of the motion approved on December 27, 2001 as discussed above, the holders of the preferred stock eliminated their option to convert their shares in whole or in part into common stock at any time at a ratio of 12-1/2 common shares to 1 preferred share subject to certain antidilution provisions until January 1, 2005.

     As a result of the restructuring referred to above, the Company determined the fair market value for newly issued common stock and amended convertible preferred stock based on the average daily closing price of common stock on the Nasdaq exchange for the 10-day period immediately prior to the announcement of this restructuring and using comparative fair values of similar convertible preferred securities of public companies. The fair value of the newly issued common stock and amended convertible preferred stock was determined to be $22.6 million, resulting in a discount of approximately $11.6 million from the previously recorded preferred stock being amended. The resulting $11.6 million discount resulted in a reduction of the loss attributable to common stockholders. Based upon the fair values recorded, the newly amended convertible preferred stock will yield an effective dividend rate of 9% on the carrying balance of convertible preferred stock.

Stock Options
-------------

     The Company has four stock option plans, including a plan adopted by TRC in 2000 for TRC employees. The stock option plans provide for the grant of incentive stock options ("ISO's"), nonstatutory stock options ("NSO's"), restricted stock grants and stock appreciation rights ("SAR's"). ISO's are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. NSO's are not intended to qualify as incentive stock options under the Internal Revenue Code and may be issued below fair market value on the date of grant. The stock options plans are administered by the Board of Directors. The exercise price of ISO's may not be less than the fair market value of the Company's common stock on the date of grant and, in some cases, may not be less than 110% of such fair market value. Vesting periods are at the discretion of the Company's Board of Directors. The maximum term of options under the stock option plans is 10 years. The Company has reserved
3,556,335 shares for issuance under the stock option plans. The number of options outstanding as of December 31, 2001 under the stock options plans was 2,019,502 shares. As part of winding down TRC's operations during 2001, all TRC options held by employees were forfeited. There are no options outstanding as of December 31, 2001 under this plan.

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

     Had compensation cost for the stock option grants been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss attributable to common shareholders and loss per common share would have been increased to the pro forma amounts indicated below:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------  -------------
       Net loss to common shareholders--
          As reported                                $(3,297,139)  $(27,013,783)
          Pro forma                                   (3,815,341)   (28,000,978)

       Net loss per common share-
          As reported                                   $(0.32)        $(3.50)
          Pro forma                                      (0.37)         (3.63)

     The fair value of each option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                  Year Ended December 31,
                                                ---------------------------
                                                    2001            2000
                                                ----------      -----------

Dividend yield                                         --%              --%
Expected volatility                                 95.00%           95.00%
Risk-free interest rate                               5.5%             6.5%
Expected life                                   6.75 years       6.75 years

     A summary of the combined status of the stock option plans (excluding the TRC stock option plan) is presented below:



                                                                        Outstanding               Exercisable
                                                                  -----------------------   -----------------------
                                                                                Weighted-                 Weighted-
                                                                                 Average                   Average
                                                      Shares                    Exercise                  Exercise
                                                     Reserved       Shares        Price       Shares        Price
                                                   -----------   ----------     --------   -----------    ---------
Outstanding, December 31, 1999                       1,409,000    2,147,335       $ 2.11      891,960       $ 1.69
   Granted                                            (408,500)     408,500         4.84           --          --
   Options becoming exercisable                             --           --          --       488,957         2.35
   Exercised                                                --     (223,000)        1.62     (223,000)        1.62
   Forfeited                                             6,833       (6,833)        4.74           --           --
                                                   -----------   ----------                 ---------

Outstanding, December 31, 2000                       1,007,333    2,326,002         2.63    1,157,917         1.98
   Granted                                            (650,000)     650,000         0.78           --          --
   Options becoming exercisable                             --           --          --       837,622         2.31
   Forfeited                                           956,500     (956,500)        2.66     (783,167)        2.08
                                                   -----------   ----------                 ----------

Outstanding, December 31, 2001                       1,313,833    2,019,502         2.02     1,212,372        2.14
                                                   ===========   ==========                 -=========

Weighted-average fair value of options granted
  during--
    2000                                                                          $ 5.13
    2001                                                                            0.64




                        Options Outstanding                               Options Exercisable
  --------------------------------------------------------------`      -------------------------
                                      Weighted-
                                       Average
      Range of                        Remaining        Weighted-                       Weighted-
      Exercise                       Contractual        Average                         Average
       Prices            Number          Life            Price           Number          Price
  --------------       ---------     -----------       ---------         ------        ---------
  $0.60 to $3.50       1,784,335      8.39 years         $1.95          1,086,207        $1.77
  $4.50 to $5.50         166,667      7.75 years         $4.97            103,333        $4.69
  $7.63 to $9.00          68,500      8.83 years         $7.63             22,832        $7.63


     During 2001, as part of the wind down of TRC operations, all previously outstanding options under the TRC stock option plan were canceled and are no longer outstanding.

     During July 2000, two members of management of the Company exercised 1,200,000 options for TRC common stock at an exercise price of $0.50 per share. The consideration for each exercise was in the form of a secured note ("TRC Option Notes") which is recourse as to interest. The TRC Option Notes accrue interest semi-annually at 6.23%, and the entire principal amount plus accrued interest shall be due and payable on the earlier of 60 days following the termination of employment or July 20, 2005. During 2001, as part of the wind-down of TRC's operations these notes were canceled and all stock and options of TRC were remitted by the two members of management to the Company in satisfaction of amounts owed.

Warrants
--------

     The Company has issued various stock purchase warrants in connection with its financing and acquisition activities. A summary of the Company's warrants outstanding is presented below:

                                                  Number of
                                                    Shares
                                                  Underlying        Range of
                                                   Warrants      Exercise Prices
                                                 ------------   ----------------
Expiring:
   2002                                              851,145     $0.75 - $5.50
   2003                                            1,552,000          $5.50
   2004                                              584,000     $2.00 - $6.00
                                                  ----------

Outstanding, December 31, 2001                     2,987,145
                                                  ==========


     Warrants outstanding and exercisable as of December 31, 2001, have a weighted-average exercise price of $4.92.

     On April 2, 2001, the Company's Board of Directors extended the expiration date for certain warrants, which were to terminate on July 28, 2001, to July 28, 2002. The warrants represent 804,445 shares of common stock exercisable at $5.50 per share.

     Certain warrants also contain cashless exercise provisions.

Stock Subscription Receivable
-----------------------------

     On July 21, 1999, Holdings issued 2 million shares of common stock in exchange for notes receivable totaling $3,674,000 and $1,000 in cash. The shares were sold for $2.00 per share, however, one party purchased shares at $1.675 per share in recognition of their services for identifying certain investors. The notes accrue interest at 5% per annum and are due July 21, 2002. The $325,000 difference between the fair market value of the stock and the purchase price was reflected as a stock offering cost. The two holders of the notes each own Series A Preferred Stock and each have a representative on the Company's Board of Directors.

     On November 13, 2001, the Board of Directors authorized the issuance of 2 million additional shares of common stock to the same parties above in exchange for notes receivable totaling $1,400,000. The shares were sold for $0.70 per share, which was in excess of the then current stock value of $0.60 per share. The notes accrue interest at 5% per annum and are due November 13, 2006.

10.  INCOME TAXES
     ------------

     For the years ended December 31, 2001 and 2000, the Company has generated losses and, therefore, has not been subject to federal income taxes. The difference between expected tax benefit, computed by applying the federal statutory rate of 34% to loss before taxes and the actual tax benefit of $0 for both periods is due to the increase in the valuation allowance for deferred taxes.

     The Company's deferred tax assets are comprised of the following as of December 31, 2001:

Net operating loss carryforwards                       $  9,311,158
Impairment of TRC assets                                  1,287,168
Deferred revenue                                            240,117
Bad debt reserve                                            159,939
Other                                                       281,011
                                                       ------------

Total gross deferred tax assets                          11,279,393

Less- Valuation allowance                               (11,279,393)
                                                       ------------

Net deferred tax assets                                $         --
                                                       ============

     The Company has established a valuation allowance due to the uncertainty that the deferred tax assets will be utilized. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes. As of December 31, 2001, the Company had net operating loss carryforwards which are available to offset future financial reporting and taxable income totaling approximately $27.4 million and expire in 2011 through 2022.

     A change in control, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its net operating loss carryforwards.

11.  RELATED-PARTY TRANSACTIONS
     --------------------------

     During 2001, the Company entered into a six-month consulting agreement with a company owned by a director of the Company. Pursuant to the agreement, the Company is to pay the consulting company $150,000, of which $66,667 was paid on execution of the agreement, with the remaining $83,333 to be paid in five monthly installments of $16,667. Total expenses incurred during 2001 were approximately $38,000. During 2000, the Company entered into a separate consulting agreement with a company owned by the same director of the Company. Total expenses incurred during 2001 and 2000 were approximately $69,000 and $50,000, respectively.

     The Company was charged for certain administrative and operating services provided by GMACM related to the business of TRC. Such charges totaled approximately $0 and $320,000 for the years ended December 31, 2001 and 2000, respectively.

     The Facility is being provided by banks that have affiliates that are substantial shareholders of the Company. The Company paid commitment and administrative fees of $490,313 and $460,191 during the years ended December 31, 2001 and 2000, respectively, in connection with the Facility.

     An officer of the Company has a beneficial ownership interest in two apartment complexes served by the Company. The properties are owned by separate limited partnerships in which the officer is the general partner of one and a limited partner in the other. Both properties are managed by a company which is partially owned by the officer. Service to these properties was discontinued during 2000. For the year ended December 31, 2000, revenues from these two properties were approximately $22,000.

12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Operating Leases
----------------

     The Company has entered into various operating lease agreements for office and warehouse space. Future minimum rental commitments under all noncancelable operating leases are as follows:

Year ending December 31-
   2002                                             $   304,093
   2003                                                 225,566
   2004                                                 133,600
   2005                                                  72,000
   2006                                                  48,000
                                                    -----------
                                                    $   783,259

     Rental expense incurred in connection with these leases was approximately $358,000 and $371,000 for the years ended December 31, 2001 and 2000, respectively.

Capital Leases
--------------

     The Company leases certain telephony network equipment under capital leases. As of December 31, 2001, future minimum lease payments under capital leases are as follows:

Year ending December 31-
   2002                                                     718,915
   2003                                                     603,556
                                                       ------------

                                                          1,322,471
Less- Amount representing interest                         (128,296)
                                                       ------------

Net minimum lease payments                                1,194,175
Less- Current portion of capital lease obligations         (620,486)
                                                       ------------

Capital lease obligations, less current portion        $    573,689
                                                       ============

Service Agreements
------------------

     The Company maintains various cancelable and noncancelable service agreements for telecommunications services with several local exchange carriers ("LEC") and one interexchange carrier ("IXC") that commit the Company to the LECs' and IXC's services. These agreements require minimum monthly charges ranging from $340 to $10,000 per month and have terms ranging from one year to 10 years. The Company also has agreements with certain cable providers to purchase bulk cable signal at some of the Company's properties. The agreements provide for the Company to pay fixed monthly amounts regardless of the number of customers the Company has at the properties. Future minimum amounts due under all noncancelable agreements are as follows:

Year ending December 31-
   2002                                                 $   509,820
   2003                                                     274,271
   2004                                                     150,217
   2005                                                     103,906
   2006                                                      91,759
   Thereafter                                               157,310
                                                        -----------
                                                        $ 1,287,283

Litigation
----------

     From time to time, the Company is involved in various litigation in the normal course of business. Management believes that the outcome of such matters will not have a material impact on the Company's operations or financial condition.

Employment Agreements
---------------------

     The Company has employment agreements with certain key employees that provide for severance in the event of termination, as defined in the agreements. The total obligation under these agreements in the event of termination is approximately $500,000.

Key Suppliers
-------------

     USOL is materially dependent upon one vendor, WSNet, Inc. ("WSNet"). WSNet currently supplies CATV programming to substantially all properties with USOL branded services. We do not currently have a long-term contract with WSNet for services being provided. While alternative suppliers do exist for analog and digital cable programming, these alternatives are either not as robust and/or are not as economically advantageous as the product(s) offered by WSNet. As a result, if we were required to replace WSNet for any reason, it is likely we would not be able to offer our current programming packages to tenants or that the cost of providing these packages would significantly increase.

13.  SEGMENT DISCLOSURE
     ------------------

     The Company's operations are classified into two reportable business segments: Telecommunications and TheResidentsClub. The Company's two reportable business segments are managed separately based on fundamental differences in their operations.

     Telecommunications consists principally of providing integrated telecommunications services including telephone, long-distance telephone, enhanced call features and cable television to residents of MDUs in Texas, Virginia, Colorado and the Pacific Northwest.

     TheResidentsClub   consists   principally   of   the   development   of   a
private-labeled Internet service portal for GMACM and related entities.

     The operating results by business segment were as follows:



2001:                                       Telecommunications        TheResidentsClub       Consolidated
----                                        ------------------        ----------------       ------------

Revenues                                       $ 13,801,207            $    728,729          $ 14,529,936
Segment net income (loss)                       (15,118,287)              4,588,160           (10,530,127)
Total assets                                     57,326,095                  52,996            57,379,091
Capital expenditures                              7,532,562                      --             7,532,562
Depreciation and amortization                     6,366,764                      --             6,366,764


2000:                                       Telecommunications        TheResidentsClub       Consolidated
----                                        ------------------        ----------------       ------------

Revenues                                       $ 10,229,877            $      7,806          $ 10,237,683
Segment net loss                                (14,050,265)             (8,523,518)          (22,573,783)
Total assets                                     60,426,795               1,510,240            61,937,035
Capital expenditures                              7,173,138               1,242,800             8,415,938
Depreciation and amortization                     5,949,362                 353,512             6,302,874

