Form 10KSB/A
period 2001-12-31
USOL HOLDINGS INC
filed 2002-05-02
CIK 1035271

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  Form 10-KSB/A

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

                         Commission File Number 01-14271

                                 ---------------

                               USOL Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

                     Oregon                             93-1197477
              (State or other jurisdiction           (I.R.S. Employer
               of incorporation or organization)    Identification No.)

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

     The issuer's revenues for its most recent fiscal year was $14,534,936.

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

     Transitional Small Business Disclosure Format. YES [ ] NO [X]

================================================================================

     Item 13. Exhibits.
              -------

     The following exhibits are attached as exhibits to this 10-KSB/A, and are intended to replace their counterparts, Exhibits 10.16 and 10.17, originally filed as part of the 10-KSB filed by USOL Holdings, Inc. on April 15, 2002.


     Exhibit 10.16         Asset Purchase  Agreement  dated May 23, 2001 between
     -------------         the Company,  Great West  Services,  Ltd. (a Colorado
                           limited  partnership  d/b/a  SIMCOM),  USOL,  Inc. (a
                           Delaware  corporation)  and Simpson  Housing  Limited
                           Partnership (a Colorado limited partnership).

     Exhibit 10.17         Purchase  Agreement,  dated August 31,  2001,  by and
     -------------         among   Grande   Communications,   Inc.,  a  Delaware
                           corporation, and USOL, Inc., a Delaware corporation, joined by U.S.-Austin Cable Associates I, Ltd.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 1, 2002.


                                           USOL HOLDINGS, INC.


                                           By: /s/ James W. Livingston
                                              ---------------------------------
                                              James W. Livingston, President CEO


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


         Signature                            Title                Date
         ---------                            -----                ----

/s/ James W. Livingston                  President, Chief          April ___, 2002
-------------------------------------    Executive
James W. Livingston                      Officer, and Director

/s/ Shane A. Menking                     Chief Financial Officer    April ___, 2002
-------------------------------------    and Secretary
Shane A. Menking

/s/ Robert G. Solomon                    Chairman of the Board      April ___, 2002
-------------------------------------
Robert G. Solomon

/s/ Thomas E. McChesney                  Director                   April ___, 2002
-------------------------------------
Thomas E. McChesney

/s/ David B. Agnew                       Director                   April ___, 2002
-------------------------------------
David B. Agnew

/s/ Robert D. Feller                     Director                   April ___, 2002
-------------------------------------
Robert D. Feller

/s/ Roy Rose                             Director                   April ___, 2002
-------------------------------------
Roy Rose

/s/ Ronald L. Piasecki                   Director                   April ___, 2002
-------------------------------------
Ronald L. Piasecki
