Form 10QSB
period 2002-03-31
USOL HOLDINGS INC
filed 2002-05-15
CIK 1035271

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

                  For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     As of May 10, 2002 the Registrant had 20,206,260 shares of its no par value Common Stock outstanding.

================================================================================


                                                   INDEX

                                                                                                 Page
                                                                                                 ----
PART I
                           FINANCIAL INFORMATION

               Item 1.     Financial Statements
                           Condensed Consolidated Balance Sheet as of
                           March 31,                                                               3
                           2002....................................................
                           Condensed Consolidated Statements of Operations for the
                           Three Months Ended March 31, 2002 and 2001........................      4
                           Condensed Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 2002 and 2001........................      5
                           Notes to Condensed Consolidated Financial Statements..............      6

               Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................    12
                           Forward-Looking Statements.........................................    12
                           General............................................................    12
                           Overview...........................................................    12
                           Three Months Ended March 31, 2002 Compared to
                           Three Months Ended March 31, 2001..................................    13
                           Liquidity and Capital Resources....................................    13
                           Preferred Stock Dividends..........................................    15
                           Adoption of New Accounting Standards...............................    15

               Item 3.     Quantitative and Qualitative Disclosures about
                           Market Risk........................................................    16

PART II                    OTHER INFORMATION

               Item 1.     Legal Proceedings..................................................    17

               Item 2.     Changes in Securities..............................................    17

               Item 3.     Defaults Upon Senior Securities....................................    17

               Item 4.     Submission of Matters to a Vote of Security Holders................    17

               Item 5.     Other Information..................................................    17

               Item 6.     Exhibits and Reports on Form 8-K...................................    17

               Signatures......................................................................   18



                               USOL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                             March 31,
                                ASSETS                                         2002
                                                                         -----------------
Current assets:
  Cash and cash equivalents......................................        $      1,147,505
  Restricted cash................................................               2,377,979
  Accounts receivable, net of allowance for doubtful
    accounts of $211,882.........................................                 863,076
  Other current assets...........................................                 592,955
  Assets held for sale...........................................               1,849,900
                                                                         ----------------
          Total current assets...................................               6,831,415

Property and equipment, net......................................              25,814,763

GOODWILL.........................................................              14,867,645

DEFERRED LOAN COSTS, net.........................................               1,571,559

Other assets.....................................................                 640,565
                                                                         ----------------

          Total assets...........................................        $     49,725,947
                                                                         ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $        498,680
  Accrued liabilities............................................               2,718,067
  Current portion of capital lease obligations...................                 629,850
  Deferred revenue...............................................                 657,776
  Senior Credit Facility.........................................              14,850,254
                                                                         ----------------
          Total current liabilities..............................              19,354,627
                                                                         ----------------

CAPITAL LEASE OBLIGATIONS, less current portion..................                 415,326
                                                                         ----------------

OTHER LONG-TERM LIABILITIES......................................                  27,459
                                                                         ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST................................................                  79,553

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 5,000,000 shares authorized--
    Series A, 1,306,400 shares issued and outstanding;
       liquidation preference of $32,660,000.....................              17,086,095
    Series B, 155,000 shares issued and outstanding;
       liquidation preference of $3,875,000......................               2,027,208
  Common stock, no par value; 50,000,000 shares authorized,
       20,206,260 shares issued and outstanding..................              53,752,695
  Deferred compensation..........................................                 (27,805)
  Accumulated deficit............................................             (42,989,211)
                                                                         ----------------
          Total stockholders' equity.............................              29,884,982
                                                                         ----------------
          Total liabilities and stockholders' equity.............        $     49,725,947
                                                                         ================


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                              2002           2001
                                                                         -------------   -------------
REVENUE.............................................................     $   3,658,471   $   3,263,645
                                                                         -------------   -------------

EXPENSES:
  Operating.........................................................         1,845,763       1,918,088
  Selling, general and administrative...............................         2,769,732       2,555,214
  Depreciation and amortization.....................................           796,994       1,605,980
  Stock compensation expense........................................            20,854          99,192
                                                                         -------------   -------------
      Total operating expenses......................................         5,433,343       6,178,474
                                                                         -------------   -------------
      Loss from operations..........................................        (1,774,872)     (2,914,829)
                                                                         -------------   -------------

OTHER INCOME (EXPENSE):
  Interest, net.....................................................          (402,188)       (559,495)
  Other, net........................................................           (48,167)        (60,135)
  Gain (loss) on disposal of assets.................................               149          (1,976)
                                                                         -------------   -------------
                                                                              (450,206)       (621,606)
                                                                         -------------   -------------

      Loss before minority interest.................................        (2,225,078)     (3,536,435)

MINORITY INTEREST IN INCOME OF SUBSIDIARY...........................          (268,921)        (11,485)
                                                                         -------------   -------------

      Loss before cumulative effect of change in accounting
         principle..................................................        (2,503,999)     (3,547,920)
                                                                         -------------   -------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 4)........        (3,093,111)             --
                                                                         -------------   -------------

      Net loss......................................................     $  (5,587,110)  $  (3,547,920)
                                                                         =============   =============

PREFERRED STOCK DIVIDENDS (see Note 5)..............................          (429,043)     (1,108,500)
                                                                         -------------   -------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS............................     $  (6,016,153)  $  (4,656,420)
                                                                         =============   =============

PER SHARE AMOUNTS:..................................................
  Basic and diluted loss per common share...........................     $       (0.30)  $       (0.54)
                                                                         =============   =============
  Basic and diluted weighted average common shares..................        20,196,106       8,568,412
                                                                         =============   =============


     See accompanying notes to condensed consolidated financial statements.



                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                         --------------------------------
                                                                                                2002              2001
                                                                                         ---------------  ---------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss..................................................................     $   (5,587,110)  $   (3,547,920)
          Adjustments to reconcile net loss to net cash used in
            operating activities--
              Depreciation and amortization.........................................            796,994        1,605,980
              Amortization of deferred loan costs...................................            103,624          128,663
              Stock compensation expense............................................             20,854           99,192
              (Gain) loss on disposal of assets.....................................               (149)           1,976
              Minority interest.....................................................            268,921           11,485
              Cumulative effect of change in accounting principle...................          3,093,111               --
              Changes in assets and liabilities--
                 Restricted cash....................................................         (2,377,979)              --
                 Accounts receivable................................................            280,977           83,241
                 Other assets.......................................................           (172,580)          65,320
                 Accounts payable and accrued liabilities...........................         (1,067,778)      (1,766,305)
                 Deferred revenue and other.........................................           (137,285)         (41,821)
                                                                                         --------------   --------------
                      Net cash used in operating activities.........................         (4,778,397)      (3,360,189)
                                                                                         --------------   --------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, equipment and other................................         (1,592,279)        (725,037)
          Proceeds from sales of assets.............................................          6,724,055               --
          Distribution to minority interest partner of USAC.........................           (231,564)              --
                                                                                         --------------   --------------
                      Net cash provided by (used in) investing activities...........          4,900,212         (725,037)
                                                                                         --------------   --------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments under capital leases...................................           (148,999)        (135,398)
          Borrowings under Senior Credit Facility...................................          3,500,000        2,500,000
          Repayment of Senior Credit Facility.......................................         (4,346,075)              --
          Deferred loan costs.......................................................                 --          (30,000)
                                                                                         --------------   --------------
                      Net cash (used in) provided by financing activities...........           (995,074)       2,334,602
                                                                                         --------------   --------------
                      Net decrease in cash and cash equivalents.....................           (873,259)      (1,750,624)
        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................          2,020,764        4,804,992
                                                                                         --------------   --------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD....................................     $    1,147,505   $    3,054,368
                                                                                         ==============   ==============

        SUPPLEMENTAL DISLOSURE OF CASH FLOW INFORMATION:
            Cash paid for interest..................................................     $      514,458   $      328,095
            Dividends on preferred stock............................................            429,043        1,108,500
            Issuance of common stock as payment of preferred stock dividends........          1,099,980        1,110,000



     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



(1)  Business Organization and Basis of Presentation

     USOL Holdings, Inc. ("Holdings"), an Oregon corporation, its wholly owned subsidiary USOL, Inc. and USOL, Inc.'s 50% owned subsidiary, U.S. Austin Cable Association I, Ltd. ("USAC") (collectively referred to herein as "USOL"), provide integrated telecommunications services including local telephone, long-distance telephone, enhanced calling features and cable television to residents of multi-family apartment complexes and condominiums ("MDUs") in Texas, Virginia, Colorado and the Pacific Northwest. The services are provided to the tenants in accordance with long-term right-of-entry agreements ("ROE Agreements") between USOL or its partners and the property owners under which the property owners receive royalties from the telecommunication revenues generated from their properties. Tenants have the option to use either USOL or the local telephone and long-distance carriers for telephone services. Tenants desiring to subscribe to cable television must utilize USOL. USOL also owns a 100% interest in TheResidentClub, Inc. ("TRC"). See Note 6 regarding the winding down of TRC's operations during 2001. Holdings, USOL and TRC are collectively referred to herein as the Company.

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

     The financial statements and related notes for the three months ended March 31, 2002 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)  Going Concern and Liquidity

     The Company has suffered recurring losses from operations and net losses since inception, and it has not generated cash from operations since inception. The Company's operations and its purchases of property and equipment to expand its subscriber base have been funded primarily from the Company's last equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility"), and it has continued to borrow under the Facility through March 31, 2002. Under the Facility, the Company has the ability to borrow up to $25 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the number of the Company's cable and telephone subscribers, with a total borrowing base of approximately $16.6 million as of March 31, 2002, of which the Company has borrowed approximately $14.8 million. The Company, however, did not have access to the remaining available borrowing base as of March 31, 2002, as it was not in compliance with certain covenants in the Facility as of that date. The holders of the Facility must waive the covenant violations in order for the Company to have access to the remaining available borrowing base. In May 2002, the holders of the Facility temporarily waived the covenant violations in order to allow the Company to borrow additional funds. There can be no assurance, however, that the holders will continue to provide access to the Facility in order to fund operations with similar future waivers or amendments, or that the holders will not call the amount outstanding because of the existing covenant violations.

     In addition to existing covenant violations, based on current projections, the Company is not expected to meet its minimum revenue and operating cash flow covenants during the remaining quarters of 2002. If such quarterly minimums are not met, the Company would continue to be in default of its covenants under the Facility and the holders of the Facility could call the amount outstanding under the Facility and prevent additional borrowings. The Company is currently dependent upon such borrowings to fund operations and to fund the capital expenditure cost of increasing its passings base, which is needed to increase subscribers and revenues. Management is currently working with the holders of the Facility to amend the covenants to resolve both existing and projected covenant violations. The process has been delayed as a result of the Company's current negotiations for a possible acquisition of a company that would also require bank approval and amendment to the Facility. The Company expects to obtain a waiver and amend the covenants as part of the required approval of this transaction; however, if the Company is not successful in completing this acquisition, then management expects to separately proceed with obtaining the necessary waiver and amendment to the Facility. There is no assurance that management will be able to obtain the waiver and amendment. Management is also continuing to market the Company's services in order to attain the prescribed growth in subscribers, revenues and cash flow, and they are pursuing acquisitions. There is no assurance, however, that the Company can adequately market its services or complete acquisitions necessary to meet the existing or revised covenants. In addition, the Company's ability to complete acquisitions is dependent on its ability to borrow under the Facility. As a result of existing and projected covenant violations, the amount outstanding under the Facility as of March 31, 2002 has been classified as a current liability in the accompanying condensed consolidated balance sheet.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Sale of Assets to Grande

     On August 31,  2001,  the  Company  entered  into an  agreement  (the "Sale
Agreement") with Grande Communications, Inc. ("Grande") to sell all of the Company's ROE Agreements and certain property and equipment located in Austin and San Antonio, Texas. The Sale Agreement includes the assignment of ROE Agreements on 48 MDU communities, representing 13,057 apartment units and property and equipment with a net book value of approximately $4.6 million and associated intangibles of approximately $10.9 million. Grande is a Texas-based broadband service provider that offers retail telecommunication services including local and long-distance telephone, advanced digital video and high-speed Internet access over a single "deep-fiber" network to residential customers and small and medium enterprises. Under the terms of the Sale Agreement, the Company will receive cash proceeds of approximately $13.4 million or $1,024 per apartment unit. The proceeds will be received as part of four separate closings, the first three which occurred during December 2001, January 2002 and March 2002, respectively, with the remaining closing to occur no later than September 30, 2002. Total proceeds received as part of the first three closings were approximately $4.8 million, $4.3 million and $2.4 million, respectively. As part of obtaining approval of the Sale Agreement from the holders of the Credit Facility, the holders have required the Company to pay the Facility the net proceeds received from Grande. As of March 31, 2002, the
Company has made payments against the Facility of approximately $9.1 million from the proceeds received from the first and second closings. The third closing occurred March 29, 2002, and the $2.4 million in proceeds were paid to the holders of the Facility subsequent to quarter end on April 1, 2002. Accordingly, the Company has reflected the $2.4 million as restricted cash on the accompanying condensed consolidated balance sheet.

     Upon entering into the Sale Agreement, the Company reclassified amounts associated with these assets, including related goodwill, to assets held for sale. The Company also reviewed the recoverability of the net book value of these assets based on the cash proceeds to be received according to the Sale Agreement. Based on this analysis and accruing for expenses of $808,000 that the Company will incur and are necessary to effect this sale, the Company determined the net book value of these assets was in excess of the sales price, and the Company recorded a write down of approximately $2.9 million. The following provides a summary of assets held for sale.



                                                            Assets
                                               ---------------------------------
                                                Property and                          Accrued       Write Down on
                                                 Equipment          Goodwill        Liabilities         Assets
                                               ---------------   ---------------   ------------     --------------
August 31, 2001 net book value of assets
  held for sale before write down              $  4,586,126      $ 10,936,471      $         --     $         --
Fiscal year 2001 write down                      (1,103,240)       (1,041,731)         (808,000)      (2,952,971)
Assets sold and liabilities paid                 (1,355,800)       (3,447,871)          140,607               --
                                               ------------      ------------      ------------
Assets held for sale and accrued
  liabilities, December 31, 2001                  2,127,086         6,446,869          (667,333)              --
Assets sold and liabilities paid                 (1,589,489)       (5,134,566)          394,333               --
                                               ------------      ------------      ------------
Assets held for sale and accrued
  liabilities, March 31, 2002                  $    537,597      $  1,312,303      $   (273,000)    $         --
                                               ============      ============      ============



(4)  Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SASB") No. 142, "Goodwill and Other Intangible Assets." On January 1, 2002, the Company adopted SFAS No. 142, which required that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment. The adoption of SFAS No. 142 on January 1, 2002 resulted in a write down of goodwill of approximately $3.1 million, which has been recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2002

     The Company's goodwill as of January 1, 2002 is attributable to five reporting units, which comprise substantially all of the Company's consolidated results of operations and financial condition. As of December 31, 2001, the carrying value of goodwill was $17,960,756. The Company recorded amortization expense of goodwill of $897,438 during the first quarter of 2001. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002 resulting in a decrease in amortization expense of approximately $562,000 for the three months ended March 31, 2002.

     The following table reconciles net loss for the quarter ended March 31, 2001 to its amounts adjusted to exclude goodwill amortization expense:

                                                  Three Months Ended
                                                    March 31, 2001
                                                  ------------------

Reported net loss                                    $ (3,547,920)
Deduct: goodwill amortization                             897,438
                                                     ------------
Adjusted net loss                                    $ (2,650,482)
                                                     ============

Basis and diluted loss per common share:
  Reported net loss                                     $(.54)
  Deduct: Goodwill amortization                           .10
                                                        -----
  Adjusted net loss                                     $(.44)
                                                        =====


     Prior to January 1, 2002, the Company tested goodwill for impairment based on the recoverability of carrying value using undiscounted future cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. For initial application of SFAS No. 142, the Company performed a detailed analysis of the fair value of goodwill as of January 1, 2002.

     The fair value of goodwill was determined based upon the market value of a recent transaction entered into by the Company, which is discussed in Note 3. The aggregate fair value exceeded the carrying value for the Dallas and Washington, D.C. reporting units; the Houston, Denver and Pacific Northwest reporting units had a fair value less than the carrying value of the goodwill related to those reporting units. Accordingly, a cumulative effect of a change in accounting principle of approximately $3.1 million was recorded during the three months ended March 31, 2002. The Company will test the carrying value of its goodwill annually, or more frequently if events or changes in circumstances indicate potential impairment.

(5)  Preferred Stock Restructuring

     On November 20, 2001, the Board of Directors approved the restructuring of the Company's Series A and Series B convertible preferred stock. The restructuring included amending certain dividend provisions of the Series A and Series B convertible preferred stock in exchange for the issuance of 5,000,000 shares of the Company's common stock. After receiving shareholder approval on December 27, 2001, the amendment and exchanges of shares was declared effective on December 31, 2001. The amended convertible preferred stock provisions contain terms that are substantially consistent with prior preferred stock provisions with the exception of a revision to the prior dividend rate of 12.0%, which was revised so that: no dividends are paid through December 31, 2003; beginning on January 1, 2004 through December 31, 2004 dividends will be paid at a rate of 2.0%; beginning on January 1, 2005 through December 31, 2005 dividends will be paid at a rate of 4.0%; and, beginning on January 1, 2006 and beyond the stated dividend rate will be 6.0%.

     As a result of this restructuring, the Company determined the fair market value for the newly issued common stock and amended convertible preferred stock based on the average daily closing price of common stock on the Nasdaq exchange for the 10-day period immediately prior to the announcement of this restructuring and using comparative fair values of similar convertible preferred securities of public companies, respectively. The combined fair value of the newly issued common stock and amended convertible preferred stock was determined to be $22.6 million, resulting in a discount of approximately $11.6 million from the value of the preferred stock prior to the amendment of its terms. Based upon the fair values recorded, the amended convertible preferred stock will yield an effective dividend rate of 9.0% on the carrying value of the convertible preferred stock.

     The accompanying condensed consolidated statement of operations for the three months ended March 31, 2001, reflects the preferred stock dividend at the 12% rate in effect during that period. For the three months ended March 31, 2002, the preferred stock dividend is reflected at the 9% effective dividend rate discussed above, and the dividend has been recorded as a charge to the accumulated deficit with a corresponding increase to the carrying value of the Series A and Series B convertible preferred stock. The Company will continue to increase the carrying value of its Series A and Series B convertible preferred stock until January 1, 2006, at which time the stated dividend rate will yield the 9% effective dividend rate.

(6)  Winding Down of TRC

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

     Although the Settlement Agreement was entered into on June 6, 2001, closing of the settlement was delayed until July 13, 2001, due to continued negotiations, at which time TRC received a payment of approximately $6.1 million from GMACM. This amount differed from that provided for in the Settlement Agreement due to offsets of amounts paid by GMACM to release liens on certain TRC assets and a $300,000 adjustment to reflect amounts previously paid to TRC by GMACM. Of this amount, approximately $5.6 million was used to repay the principal and interest on a loan made to TRC in August 2000 by Newman Financial Services, Inc. ("Newman"), an entity related to GMAC Commercial Mortgage Corporation. In connection with the closing of the settlement in July 2001, TRC's operations have ceased, and TRC recorded a net gain of approximately $5.9 million during the third quarter of fiscal 2001.

(7)  Senior Credit Facility

     Beginning in 2003, the Facility will be payable in quarterly installments starting at 1% of the December 31, 2002, outstanding balance for the three months ended March 31, 2003, increasing periodically to 7.75% of the December 31, 2002, outstanding balance for the year ended December 31, 2007. The Facility bears interest at the Company's option at an annual rate of prime plus 3% or LIBOR plus 4%. The Facility contains an unused commitment fee ranging from .625% to 1.375% depending on borrowing levels and an annual administrative fee of $30,000. The weighted average interest rate for the three months ended March 31, 2002 and 2001 was 7.1% and 17.7%, respectively. Including debt issue costs, the Facility has a weighted average effective interest rate of 10.1% and 24% for the three months ended March 31, 2002 and 2001, respectively. Interest expense incurred for the three months ended March 31, 2002 and 2001 was approximately $402,000 and $559,000, respectively. The Facility is collateralized by substantially all assets of the Company.

     The amount outstanding under the Facility as of March 31, 2002 has been classified as a current liability as the Company was not in compliance with certain quarterly minimum financial covenants, including revenue and cash flow restrictions. See further discussion of this matter in Note 2.

(8)  Segment Disclosure

     The Company's operations during 2002 were classified into two reportable business segments: Telecommunications and TRC. The Company's two reportable business segments were managed separately based on fundamental differences in their operations.

     Telecommunications consists principally of providing integrated telecommunications services including local and long-distance telephone, enhanced call features and cable television to residents of MDUs in Texas, Oregon, Virginia and Colorado.

     Prior  to  its  ceasing  operations,   TRC  consisted  principally  of  the
development of a private-labeled Internet service portal for GMACM and related entities (see Note 6).

     The operating results by business segment were as follows:




                                                         Three Months Ended
                                                              March 31
                                          -------------------------------------------------
                                                Tele-
                                           communications         TRC         Consolidated
                                          -----------------  --------------   -------------
2002
Revenues............................         $  3,658,000     $        --    $  3,658,000
Segment net loss....................           (5,587,000)             --      (5,587,000)
Total assets........................           49,726,000              --      49,726,000
Capital expenditures................            1,592,000              --       1,592,000
Depreciation and amortization.......              797,000              --         797,000

2001
Revenues............................         $  2,854,000     $   410,000    $  3,264,000
Segment net loss....................           (3,004,000)       (544,000)     (3,548,000)
Total assets........................           52,280,000         773,000      59,053,000
Capital expenditures................              698,000          27,000         725,000
Depreciation and amortization.......            1,594,000          12,000       1,606,000


(9)  SIMCOM Acquisition

     In May 2001, the Company purchased substantially all of the long-term assets of Great West Services, Ltd., d/b/a SIMCOM ("SIMCOM"), a subsidiary of Simpson Housing Limited Partnership, which provided voice, video and data services to MDUs in Colorado, Oregon and Texas, for an aggregate purchase price of approximately $4.6 million, consisting of $4 million in cash and 600,000 shares of the Company's common stock. The acquired assets included ROE Agreements, as well as other telecommunications property and equipment. The purchase price was financed through a draw on the Facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the accompanying unaudited condensed consolidated financial statements since the date of acquisition in May 2001. The Company allocated the entire purchase price to the telecommunications property and equipment that was acquired based on an estimate of fair value which is subject to final adjustment.

     The following summarized unaudited pro forma financial information assumes that the SIMCOM acquisition happened at the beginning of the period indicated. The following unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated:

                                                    Pro Forma
                                                   Three Months
                                                      Ended
                                                  March 31, 2001
                                                  --------------

 Revenues.................................         $  3,770,254
  Net loss.................................          (3,604,704)
Loss attributable to common shareholders per
  share--
  Basic and diluted.......................         $      (0.51)

(10) loss Per Common Share

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

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2002               2001
                                                 -----------         -----------

Preferred stock shares as converted.......        18,267,500          18,458,000
Common stock warrants --
   Shares.................................         2,987,145           3,114,645
   Weighted average price.................       $      4.92         $      4.98
Stock options--
  Shares..................................         1,725,836           2,228,502
  Weighted average price..................       $      1.97         $      2.52

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The statements contained in this Form 10-QSB ("Quarterly Report") of the Company which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of new business.

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory developments, the ability of the Company to acquire or build passings on economical terms and conditions, the risk of insufficient cable and phone penetrations, the ability of the Company to effectively manage growth, general and local market conditions including the presence of competing companies, as well as other factors identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.

Overview

     Our primary objective is to become the leading provider of technology solutions, principally bundled telecommunications and ancillary services, to the largest MDU owners in the United States. We plan on accomplishing this objective by: 1) creating competitive bundled service offerings for USOL branded services to be offered to residents of MDUs or 2) partnering with "cutting-edge" service providers who would contract with USOL to market their services to residents of MDUs. In order to allow residents to obtain these services, MDU owners are required to enter into exclusive ROE Agreements with the Company or in the case of 2) above, the relevant service provider.

     We currently have ROE Agreements with 148 active residential developments in seven major markets in the United States, including properties owned or managed by many of the leading real estate companies in the United States including Equity Residential Properties Trust, Trammell Crow Residential, Gables Residential Trust, Lincoln Property Combined Company and Walden Residential Properties, Inc. among others. Contract terms range from five to 20 years with an average remaining term of approximately 10 years. At March 31, 2002, we also serviced 46 properties on behalf of other service providers.

     The table below summarizes active operational passings and subscriber base at March 31, 2002, for USOL's 136 properties:



                                              Passings                                     Subscribers
                              ----------------------------------------------------------------------------------------
          Market               CATV      Telephone   Internet    Total       CATV      Telephone    Internet    Total
----------------------------  -------    ---------   --------   -------    --------    ---------    --------    ------

Austin                          1,835          --        633      2,468         709          --          92        801
Dallas/Ft. Worth               10,510       4,961      7,205     22,676       5,709       2,137         668      8,514
Denver                          2,414       1,808      1,942      6,164       1,444         782         244      2,470
Houston                        11,872          --      7,256     19,128       5,567          --         413      5,980
Pacific Northwest               9,343       4,199      2,921     16,463       4,812       1,883         325      7,020
San Antonio                     1,898         945      1,701      4,544       1,138         326          62      1,526
Washington, D.C. Area             624         624        624      1,872         453         297          40        790
                              -------     -------     ------     ------      ------     -------       -----    -------
Totals                         38,496      12,537     22,282     73,315      19,832       5,425       1,844     27,101
                              =======     =======     ======     ======      ======     =======       =====    =======

     The passings and subscribers above located in Austin and San Antonio represent residential developments that Grande has agreed to purchase as part of the Sale Agreement, but Grande and the Company have not yet closed on the sale of the properties.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     The Company reported a loss attributable to common shareholders of approximately $6,016,000 for the three months ended March 31, 2002, compared to a loss to common shareholders of approximately $4,656,000 for the same period of the prior year. The increase in net loss is primarily attributable to the cumulative effect of a change in accounting principle that resulted in an approximately $3,100,000 write down of goodwill for the three months ended March 31, 2002. See Note 4 in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report for a complete discussion of this write down. This write down was offset by an approximately $1.1 million reduction in the loss from operations, which was the result of increased revenues and decreased operating expenses.

     Revenue increased approximately $395,000 or 12% for the three months ended March 31, 2002, compared to the same period of the prior year. The increase in revenue is primarily due to a 16% increase in subscribers for all of the Company's services between quarters, which is the result of the Company's expansion of MDUs to which it provides service in existing markets. This increase was offset by approximately $410,000 in revenues recorded by TRC during the three-months ended March 31, 2001. With the wind down of TRC during 2001 (see Note 6 in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report), no revenues were recorded during 2002.

     Operating expense decreased approximately $72,000 or 4% for the three months ended March 31, 2002, compared to the same period of the prior year. The decrease in operating expense between periods is primarily due to the Company leveraging its existing operating infrastructure to service its increased subscriber base without requiring operating expense increases. As a result, operating expense decreased to 51% of revenue for the three-month period in 2002 compared to 59% of revenue in the same period of the prior year.

     Selling, general and administrative expense increased approximately $215,000 or 8% for the three months ended March 31, 2002, compared to the same period of the prior year. The increase in selling, general and administrative expense was primarily the result of increases in marketing expenses required for the Company's increased passing and subscriber base. Selling, general and administrative expenses decreased to 76% of revenue for the three-month period in 2002 compared to 78% of revenue in the same period of the prior year.

     Depreciation and amortization expense decreased approximately $809,000 or 50% for the three months ended March 31, 2002, compared to the same period of the prior year. The decrease resulted primarily from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill. See Note 4 in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report for a complete discussion of the impact of SFAS 142. Depreciation and amortization expense was 22% of revenue for the three months ended March 31, 2002 compared to 49% of revenue for the same period of the prior year.

     The Company had interest expense, net of approximately $402,000 during the three months ended March 31, 2002 compared to approximately $559,000 during the same period of the prior year. The decrease between periods is primarily the result of the repayment of approximately $4,300,000 to the Facility from proceeds received as a result of the Company's Sale Agreement with Grande (see
Note 3 in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report), which resulted in a lower outstanding debt balance and reduced interest expense during the first quarter of 2002 as compared to the same period in the prior year.

     The Company reported an increase in minority interest in the income of subsidiary of approximately $257,000. This was the result of the proceeds received from Grande pursuant to the terms of the Sale Agreement (see Note 3 in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report) for properties owned by the Company's 50% owned partnership USAC, which resulted in a gain for the partnership. The total gain recorded by USAC for the three months ended March 31, 2002 was approximately $591,000, which resulted in approximately $296,000 of minority interest in income of subsidiary for the Company.

Liquidity and Capital Resources

     At March 31, 2002, the Company had $1,147,505 of cash and cash equivalents compared to $2,020,764 at December 31, 2001. Net cash of approximately $4,778,000 was used in operating activities for the three months ended March 31, 2002, which was a result of the Company's net loss for the period combined with using approximately $3,500,000 of working capital, offset by noncash charges related to depreciation, amortization, minority interest, stock compensation expense and a cumulative effect of change in accounting principle.

     Net cash of approximately $4,900,000 was provided by investing activities, which was primarily the result the proceeds of approximately $6,724,000 received by the Company pursuant to the terms of the Grande Sale Agreement. These amounts were offset by approximately $1,592,000 used for purchases of property and equipment related to acquiring or building new passings and capital expenditures for upgrading services to passings currently served.

     Net cash of approximately $995,000 was used in financing activities, which primarily consisted of proceeds of approximately $3,500,000 from borrowings under the Facility offset by approximately $149,000 in principal payments under capital leases and approximately $4,346,000 which was applied toward the repayment of the Facility.

     The Company has suffered recurring losses from operations and net losses since inception, and it has not generated cash from operations since inception. The Company's operations and its purchases of property and equipment to expand its subscriber base have been funded primarily from the Company's last equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility"), and it has continued to borrow under the Facility through March 31, 2002. Under the Facility, the Company has the ability to borrow up to $25 million until December 31, 2002, subject to certain borrowing base limitations, at which time the Facility will convert to a five-year term loan. The borrowing base is calculated as a multiple of the number of the Company's cable and telephone subscribers, with a total borrowing base of approximately $16.6 million as of March 31, 2002, of which the Company has borrowed approximately $14.8 million. The Company, however, did not have access to the remaining available borrowing base as of March 31, 2002, as it was not in compliance with certain covenants in the Facility as of that date. The holders of the Facility must waive the covenant violations in order for the Company to have access to the remaining available borrowing base. In May 2002, the holders of the Facility temporarily waived the covenant violations in order to allow the Company to borrow additional funds. There can be no assurance, however, that the holders of the Facility will continue to provide access to the Facility in order to fund operations with similar future waivers or amendments to the Facility, or that the holders will not call the amount outstanding because of the existing covenant violations.

     In addition to existing covenant violations, based on current projections, the Company is not expected to meet its minimum revenue and operating cash flow covenants during the remaining quarters of 2002. If such quarterly minimums are not met, the Company would continue to be in default of its covenants under the Facility and the holders of the Facility could call the amount outstanding under the Facility and prevent additional borrowings. The Company is currently dependent upon such borrowings to fund operations and to fund the capital expenditure cost of increasing its passings base, which is needed to increase subscribers and revenues. Management is currently working with the holders of the Facility to amend the covenants to resolve both existing and projected covenant violations. The process has been delayed as a result of the Company's current negotiations for a possible acquisition of a company that would also require bank approval and amendment to the Facility. The Company expects to obtain a waiver and amend the covenants as part of the required approval of this transaction; however, if the Company is not successful in completing this acquisition, then management expects to separately proceed with obtaining the necessary waiver and amendment to the Facility. There is no assurance that management will be able to obtain the waiver and amendment. Management is also continuing to market the Company's services in order to attain the prescribed growth in subscribers, revenues and cash flow, and they are pursuing acquisitions. There is no assurance, however, that the Company can adequately market its services or complete acquisitions necessary to meet the existing or revised covenants. In addition, the Company's ability to complete acquisitions is dependent on its ability to borrow under the Facility. As a result of existing and projected covenant violations, the amount outstanding under the Facility as of March 31, 2002 has been classified as a current liability in the accompanying condensed consolidated balance sheet.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty. The Company has been advised by its independent public accountants that, should the Company be subject to an audit for the year ending December 31, 2002, their auditors' report on those financial statements would be modified for the uncertainty regarding the Company's ability to continue as a going concern if the Company's existing covenant violations are not waived and its covenants favorably amended prior to the completion of their audit, so that the Company has access to adequate funding which is necessary to sustain its operations.

     We maintain various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit us to the LECs' and IXCs' services. These agreements require minimum monthly charges ranging from $340 to $10,000 per month and have terms ranging from one year to 10 years. We also have agreements with certain cable providers to purchase bulk cable signal at some of our properties. The agreements provide for us to pay fixed monthly amounts regardless of the number of customers we have at the properties. At March 31, 2002, the fixed minimum charges for all noncancelable agreements over the life of the agreements was approximately $1,867,000.

Preferred Stock Dividends

     On November 20, 2001, the Board of Directors approved the restructuring of the Company's Series A and Series B convertible preferred stock. The restructuring included amending certain dividend provisions of the Series A and Series B convertible preferred stock in exchange for the issuance of 5,000,000 shares of the Company's common stock. After receiving shareholder approval on December 27, 2001, the amendment and exchanges of shares was declared effective on December 31, 2001. The amended convertible preferred stock provisions contain terms that are substantially consistent with prior preferred stock provisions with the exception of a revision to the prior dividend rate of 12.0%, which was revised so that: no dividends are paid through December 31, 2003; beginning on January 1, 2004 through December 31, 2004 dividends will be paid at a rate of 2.0%; beginning on January 1, 2005 through December 31, 2005 dividends will be paid at a rate of 4.0%; and, beginning on January 1, 2006 and beyond the stated dividend rate will be 6.0%.

     As a result of this restructuring, the Company determined the fair market value for the newly issued common stock and amended convertible preferred stock based on the average daily closing price of common stock on the Nasdaq exchange for the 10-day period immediately prior to the announcement of this restructuring and using comparative fair values of similar convertible preferred securities of public companies, respectively. The combined fair value of the newly issued common stock and amended convertible preferred stock was determined to be $22.6 million, resulting in a discount of approximately $11.6 million from the value of the preferred stock prior to the amendment of its terms. Based upon the fair values recorded, the amended convertible preferred stock will yield an effective dividend rate of 9.0% on the carrying value of the convertible preferred stock.

     The condensed consolidated statement of operations for the three months ended March 31, 2001 included elsewhere in this quarterly report, reflects the preferred stock dividend at the 12% rate in effect during that period. For the three months ended March 31, 2002, the preferred stock dividend is reflected at the 9% effective dividend rate discussed above, and the dividend has been recorded as a charge to the accumulated deficit with a corresponding increase to the carrying value of the Series A and Series B convertible preferred stock. The Company will continue to increase the carrying value of its Series A and Series B convertible preferred stock until January 1, 2006, at which time the stated dividend rate will yield the 9% effective dividend rate.

Adoption of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. On January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS No. 142 requires that, within six months of adoption, any impairment should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effect of the accounting change be separately disclosed. The adoption of SFAS No. 142 on January 1, 2002 resulted in a write down of goodwill of approximately $3.1 million. The write down has been recorded as a cumulative effect of a change in accounting principle in the condensed consolidated statements of operations for the three months ended March 31, 2002 and Note 4 to the condensed consolidated financial statements included elsewhere in this quarterly report.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

                Exhibit No.                     Description
                -----------     ------------------------------------------------
                  10.18         Fifth Amendment to Credit Agreement dated May 8,
                                2002 between the Company and the parties listed in the first paragraph of this exhibit

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

Dated May 15, 2002