Form 10QSB
period 2002-06-30
USOL HOLDINGS INC
filed 2002-08-14
CIK 1035271

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

                  For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     As of August 1, 2002 the Registrant had 20,206,260 shares of its no par value Common Stock outstanding.

================================================================================



                                      INDEX

                                                                                                Page
                                                                                                ----
PART I                     FINANCIAL INFORMATION

               Item 1.     Financial Statements
                           Condensed Consolidated Balance Sheet as of
                           June 30, 2002.....................................................      3
                           Condensed Consolidated Statements of Operations for the
                           Three and Six Months Ended June 30, 2002 and 2001.................      4
                           Condensed Consolidated Statements of Cash Flows for the
                           Six Months Ended June 30, 2002 and 2001...........................      5
                           Notes to Condensed Consolidated Financial Statements..............      6

               Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................    13
                           Forward-Looking Statements.........................................    13
                           General............................................................    13
                           Overview...........................................................    13
                           Three Months Ended June 30, 2002 Compared to
                           Three Months Ended June 30, 2001...................................    14
                           Six Months Ended June 30, 2002 Compared to
                           Six Months Ended June 30, 2001.....................................    14
                           Liquidity and Capital Resources....................................    15
                           Preferred Stock Dividends..........................................    17
                           Adoption of New Accounting Standards...............................    17

               Item 3.     Quantitative and Qualitative Disclosures about
                           Market Risk........................................................    17

PART II                    OTHER INFORMATION

               Item 1.     Legal Proceedings..................................................    18

               Item 2.     Changes in Securities..............................................    18

               Item 3.     Defaults Upon Senior Securities....................................    18

               Item 4.     Submission of Matters to a Vote of Security Holders................    18

               Item 5.     Other Information..................................................    18

               Item 6.     Exhibits and Reports on Form 8-K...................................    18

               Signatures......................................................................   19



                               USOL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                             June 30,
                                ASSETS                                         2002
                                                                             --------
Current assets:
  Cash and cash equivalents......................................        $        762,206
  Accounts receivable, net of allowance for doubtful
    accounts of $189,618.........................................                 884,696
  Other current assets...........................................                 484,128
  Assets held for sale...........................................               1,849,900
                                                                         ----------------
          Total current assets...................................               3,980,930

Property and equipment, net......................................              25,713,200

GOODWILL.........................................................              14,867,645

DEFERRED LOAN COSTS, net.........................................               1,476,935

Other assets.....................................................                 690,466
                                                                         ----------------

          Total assets...........................................        $     46,729,176
                                                                         ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $      1,072,734
  Accrued liabilities............................................               2,585,643
  Capital lease obligations......................................                 990,452
  Deferred revenue...............................................                 638,608
  Senior Credit Facility.........................................              13,550,254
                                                                         ----------------
          Total current liabilities..............................              18,837,691
                                                                         ----------------

OTHER LONG-TERM LIABILITIES......................................                  18,281
                                                                         ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 5,000,000 shares authorized--
    Series A, 1,306,400 shares issued and outstanding;
       liquidation preference of $32,660,000.....................              17,469,633
    Series B, 155,000 shares issued and outstanding;
       liquidation preference of $3,875,000......................               2,072,713
  Common stock, no par value; 50,000,000 shares authorized,
       20,206,260 shares issued and outstanding..................              53,752,695
  Deferred compensation..........................................                  (6,951)
  Accumulated deficit............................................             (45,414,886)
                                                                         ----------------
          Total stockholders' equity.............................              27,873,204
                                                                         ----------------
          Total liabilities and stockholders' equity.............        $     46,729,176
                                                                         ================


     See accompanying notes to condensed consolidated financial statements.


                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                 -----------------------------  -----------------------------
                                                                      2002           2001            2002            2001
                                                                 -------------   -------------  -------------   -------------
Revenue..........................................................$   4,088,117   $   3,425,382  $   7,746,588   $   6,689,027
                                                                 -------------   -------------  -------------   -------------

expenses:
  Operating......................................................    2,577,232       1,976,355      4,422,995       3,894,443
  Selling, general and administrative............................    2,164,525       2,892,499      4,934,257       5,447,713
  Depreciation and amortization..................................      836,112       1,840,657      1,633,106       3,446,637
  Write down of long-term assets.................................      159,744              --        159,744              --
  Stock compensation expense.....................................       20,855          91,973         41,709         191,165
                                                                 -------------   -------------  -------------   -------------
      Total operating expenses...................................    5,758,468       6,801,484     11,191,811      12,979,958
                                                                 -------------   -------------  -------------   -------------
      Loss from operations.......................................   (1,670,351)     (3,376,102)    (3,445,223)     (6,290,931)
                                                                    ----------   -------------  -------------   -------------

Other INCOME (EXPENSE):
  Interest, net..................................................     (311,061)       (611,631)      (713,249)     (1,171,126)
  Other, net.....................................................           --          (8,762)       (48,167)        (68,897)
  Gain (loss) on disposal of assets..............................      (14,397)          8,850        (14,248)          6,874
                                                                 -------------   -------------  -------------   -------------
                                                                      (325,458)       (611,543)      (775,664)     (1,233,149)
                                                                 -------------   -------------  -------------   -------------

      Loss before minority interest..............................   (1,995,809)     (3,987,645)    (4,220,887)     (7,524,080)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARY.................         (824)         81,811       (269,745)         70,326
                                                                 -------------   -------------  -------------   -------------

      Net loss before cumulative effect of change in
         accounting principle....................................$  (1,996,633)  $  (3,905,834) $  (4,490,632)  $  (7,453,754)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 5).....
                                                                            --              --     (3,093,111)             --
                                                                 -------------   -------------  -------------   -------------

      Net loss...................................................$  (1,996,633)  $  (3,905,834) $  (7,583,743)  $  (7,453,754)
                                                                 =============   =============  =============   =============

PREFERRED STOCK DIVIDENDS (see Note 4)...........................     (429,043)     (1,107,480)      (858,086)     (2,215,980)
                                                                 -------------   -------------  -------------   -------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS.........................
                                                                 $  (2,425,676)  $  (5,013,314) $  (8,441,829)  $  (9,669,734)
                                                                 =============   =============  =============   =============

PER SHARE AMOUNTS:...............................................
  Basic and diluted loss per common share........................$       (0.12)  $       (0.53) $       (0.42)  $       (1.07)
                                                                 =============   =============  =============   =============
  Basic and diluted weighted average common shares...............   20,206,260       9,479,045     20,201,211       9,013,068
                                                                 =============   =============  =============   =============


     See accompanying notes to condensed consolidated financial statements.



                               USOL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         --------------------------------
                                                                                                2002             2001
                                                                                         ---------------  ---------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss..................................................................     $   (7,583,743)  $   (7,453,754)
          Adjustments to reconcile net loss to net cash used in
            operating activities--
              Depreciation and amortization.........................................          1,633,106        3,446,637
              Amortization of deferred loan costs...................................            216,248          258,638
              Stock compensation expense............................................             41,708          191,165
              Write down of long-term assets........................................            159,744               --
              (Gain) loss on disposal of assets.....................................             14,248           (6,874)
              Minority interest.....................................................            269,745          (70,326)
              Cumulative effect of change in accounting principle...................          3,093,111               --
              Changes in assets and liabilities--
                 Accounts receivable................................................            259,357           92,320
                 Other assets.......................................................           (194,010)         (11,717)
                 Accounts payable and accrued liabilities...........................           (626,145)        (572,122)
                 Deferred revenue and other.........................................            (88,691)         (64,213)
                                                                                         --------------   --------------
                      Net cash used in operating activities.........................         (2,805,322)      (4,190,246)
                                                                                         --------------   --------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, equipment and other................................         (2,499,844)      (2,585,954)
          Cash paid for acquisition.................................................                 --       (4,000,000)
          Proceeds from sale of assets..............................................          6,724,055               --
          Distribution to minority interest shareholder of USAC.....................           (309,649)              --
                                                                                         --------------   --------------
                      Net cash provided by (used in) investing activities...........          3,914,562       (6,585,954)
                                                                                         --------------   --------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments under capital leases...................................           (203,723)        (274,008)
          Borrowings under Senior Credit Facility...................................          4,500,000        7,500,000
          Repayment of Senior Credit Facility.......................................         (6,646,075)              --
          Deferred loan costs.......................................................            (18,000)         (30,413)
                                                                                         --------------   --------------
                      Net cash (used in) provided by financing activities...........         (2,367,798)       7,195,579
                                                                                         --------------   --------------
                      Net decrease in cash and cash equivalents.....................         (1,258,558)      (3,580,621)
        CASH AND CASH EQUIVALENTS, beginning of period..............................          2,020,764        4,804,992
                                                                                         --------------   --------------
        CASH AND CASH EQUIVALENTS, end of period....................................     $      762,206   $    1,224,371
                                                                                         ==============   ==============

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid for interest..................................................     $      550,548   $      143,796
            Dividends on preferred stock............................................            858,086        2,215,080
            Issuance of common stock as payment of preferred stock dividends........                 --        2,218,500
            Issuance of common stock for purchase of assets.........................                 --          610,000



     See accompanying notes to condensed consolidated financial statements.

                               USOL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002



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

     The financial statements and related notes for the three and six months ended June 30, 2002 are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)  Going Concern and Liquidity

     The Company has suffered recurring losses from operations and net losses since inception, and it has not generated cash from operations since inception. The Company's operations and its purchases of property and equipment to expand its subscriber base have been funded primarily from the Company's last equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility"). Under the Facility, the Company has the ability to borrow up to $25 million until December 31, 2002, subject to borrowing base limitations and compliance with financial and operations covenants, at which time the Facility will convert to a five-year term loan. The Company, however, did not have access to the remaining available borrowing base as it was not in compliance with certain covenants in the Facility as of June 30, 2002. The holder of the Facility must waive the covenant violations or amend the Facility in order for the Company to have access to the remaining available borrowing base. In May 2002, the holder of the Facility temporarily waived the covenant violations in order to allow the Company to borrow additional funds. There can be no assurance, however, that the holder of the Facility will continue to provide access to the Facility with similar future amendments. As a result of the existing covenant violations, the amount outstanding under the Facility as of June 30, 2002 has been classified as a current liability in the accompanying condensed consolidated balance sheet.

     The Company is currently dependent upon borrowings from the Facility to fund operations. Management is currently working with the holder of the Facility to obtain an amendment to waive the existing covenants violations and to revise future covenant requirements. The process has been delayed as a result of the Company's current negotiations for a possible acquisition of assets that would also require bank approval and amendment to the Facility. The Company expects to obtain a waiver and amend the covenants as part of the required approval of this transaction; however, if the Company is not successful in completing this acquisition, then management expects to separately proceed with obtaining the necessary waiver and amendment to the Facility. There is no assurance that the holders of the Facility will provide the necessary approvals and amendments, or that the holders of the Facility will not call the amount outstanding. As a result, management is also evaluating alternative equity or debt funding sources; however, there is no assurance that management will be able to find sufficient alternative funding sources to fund the operating and debt requirements of the Company.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Sale of Assets to Grande

     On August 31, 2001, the Company entered into an agreement (the "Sale Agreement") with Grande to sell all of the Company's ROE Agreements and certain property and equipment located in Austin and San Antonio, Texas. The Sale Agreement includes the assignment of ROE Agreements on 48 MDU communities, representing 13,057 apartment units and property and equipment with a net book value of approximately $4.6 million and associated intangibles of approximately $10.9 million. Grande is a Texas-based broadband service provider that offers retail telecommunication services including local and long-distance telephone, advanced digital video and high-speed Internet access over a single "deep-fiber" network to residential customers and small and medium enterprises. Under the terms of the Sale Agreement, the Company will receive cash proceeds of approximately $13.4 million or $1,024 per apartment unit. The proceeds will be received as part of four separate closings, the first three which occurred during December 2001, January 2002 and March 2002, respectively, with the remaining closing to occur no later than September 30, 2002. Total proceeds received as part of the first three closings were approximately $4.8 million, $4.3 million and $2.4 million, respectively. As part of obtaining approval of the Sale Agreement from the holders of the Facility, the holders have required the Company to pay the Facility the net proceeds received from Grande. As of June 30, 2002, the Company has paid the Facility approximately $11.5 million from the proceeds received from the first three closings.

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



                                                            Assets
                                               -------------------------------
                                                Property and                          Accrued       Write Down on
                                                 Equipment          Goodwill        Liabilities         Assets
                                               -------------     -------------     -------------    -------------
August 31, 2001 net book value of assets
  held for sale before write down              $  4,586,126      $ 10,936,471      $         --     $         --
Fiscal year 2001 write down                      (1,103,240)       (1,041,731)         (808,000)      (2,952,971)
Assets sold and liabilities paid                 (1,355,800)       (3,447,871)          140,667               --
                                               ------------      ------------      ------------     ------------
Assets held for sale and accrued
  liabilities, December 31, 2001                  2,127,086         6,446,869          (667,333)              --
Assets sold and liabilities paid                 (1,589,489)       (5,134,566)          489,333               --
                                               ------------      ------------      ------------     ------------
Assets held for sale and accrued
  liabilities, March 31, 2002                  $    537,597      $  1,312,303      $    178,000     $         --
                                               ============      ============      ============     ============

(4)  Goodwill

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." On January 1, 2002, the Company adopted SFAS No. 142, which required that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment. The adoption of SFAS No. 142 on January 1, 2002 resulted in a write down of goodwill of approximately $3.1 million, which has been recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2002

     The Company's goodwill as of January 1, 2002 is attributable to five reporting units, which comprise substantially all of the Company's consolidated results of operations and financial condition. As of December 31, 2001, the carrying value of goodwill was $17,960,756. The Company recorded amortization expense of goodwill of $897,438 and 1,794,877 during the three and six months ended June 30, 2001, respectively. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002.

     The following table reconciles net loss for the three and six months ended June 30, 2001 to its amounts adjusted to exclude goodwill amortization expense:



                                                 Three Months Ended         Six Months Ended
                                                    June 30, 2001            June 30, 2001
                                                 ------------------         ----------------
Reported net loss                                    $ (5,013,314)              $ (9,669,734)
Deduct: goodwill amortization                             897,438                  1,794,877
                                                     ------------               ------------
Adjusted net loss                                    $ (4,115,876)              $ (7,874,857)
                                                     ============               ============

Basis and diluted loss per common share:
  Reported net loss                                    $(0.53)                    $(1.07)
  Deduct: Goodwill amortization                          0.10                       0.20
                                                        -----                      -----
  Adjusted net loss                                    $(0.43)                    $(0.87)
                                                       ======                     ======

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

     The fair value of goodwill was determined based upon the market value of a recent transaction entered into by the Company, which is discussed in Note 3. The aggregate fair market value exceeded the carrying value for the Dallas and Washington, D.C. reporting units; the Houston, Denver and Pacific Northwest reporting units had a fair market value less than the carrying value of the goodwill related to those reporting units. Accordingly, a cumulative effect of a change in accounting principle of approximately $3.1 million was recorded during the six months ended June 30, 2002. The Company will test the carrying value of its goodwill annually, or more frequently if events or changes in circumstances indicate potential impairment.

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

     The accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2001, reflects the preferred stock dividend at the 12% rate in effect during that period. For the three and six months ended June 30, 2002, the preferred stock dividend is reflected at the 9% dividend rate discussed above, and the dividend has been recorded as a charge to the accumulated deficit with a corresponding increase to the carrying value of the Series A and Series B convertible preferred stock. The Company will continue to increase the carrying value of its Series A and Series B convertible preferred stock until January 1, 2006, at which time the stated dividend rate will yield the 9% effective dividend rate.

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

(7)  Senior Credit Facility

     Beginning in 2003, the Facility will be payable in quarterly installments starting at 1% of the December 31, 2002, outstanding balance for the three months ended March 31, 2003, increasing periodically to 7.75% of the December 31, 2002, outstanding balance for the year ended December 31, 2007. The Facility bears interest at the Company's option at an annual rate of prime plus 3% or LIBOR plus 4%. The Facility contains an unused commitment fee ranging from .625% to 1.375% depending on borrowing levels and an annual administrative fee of $30,000. The weighted average interest rate for the three and six months ended June 30, 2002 was 4.8% and 6.0%, respectively, and for the three and six months ended June 30, 2001 the weighted average interest rate was 13.0% and 15.7%, respectively. Including debt issue costs, the weighted average effective interest rate for the three and six months ended June 30, 2002 was 8.1% and 9.1%, respectively, and for the three and six months ended June 30, 2001 the weighted average effective interest rate was 17.0% and 20.9%, respectively.
Interest expense incurred for the three and six months ended June 30, 2002 was approximately $275,000 and $629,000, respectively. Interest expense incurred for the three and six months ended June 30, 2001 was approximately $378,000 and $699,000, respectively. The Facility is collateralized by substantially all assets of the Company.

     The amount outstanding under the Facility as of June 30, 2002 has been classified as a current liability as the Company was not in compliance with certain quarterly minimum financial covenants, including revenue, cash flow and number of MDU units to which the Company has available service, among other restrictions. See further discussion of this matter in Note 2.

(8)  Capital Leases

     The Company leases certain telephony network equipment under capital leases. Under the terms of the lease agreements, the Company is required to make monthly payments until 2003. The Company is currently in default of these lease agreements for failure to remit the required monthly payments. As a result, the Company has recorded the entire capital lease obligation as a current liability as of June 30, 2002.

(9)  Segment Disclosure

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


     The operating results by business segment were as follows:

                                                            Three Months Ended
                                                                 June 30
                                          ------------------------------------------------
                                                Tele-
                                            communications         TRC        Consolidated
                                          ----------------    -----------  ---------------
2002
Revenues............................         $  4,088,117     $        --    $  4,088,117
Segment net loss....................           (1,996,633)             --      (1,996,633)
Total assets........................           46,729,176              --      46,729,176
Capital expenditures................              907,565              --         907,565
Depreciation and amortization.......              836,112              --         836,112

2001
Revenues............................         $  3,106,653     $   318,729    $  3,425,382
Segment net loss....................           (3,291,889)       (613,945)     (3,905,834)
Total assets........................           61,401,303         403,959      61,805,262
Capital expenditures................            6,592,269           3,410       6,595,679
Depreciation and amortization.......            1,828,547          12,110       1,840,657


                                                              Six Months Ended
                                                                 June 30
                                          ------------------------------------------------
                                                Tele-
                                            communications         TRC        Consolidated
                                          ----------------    -----------  ---------------


2002
Revenues............................         $  7,746,588     $        --    $  7,746,588
Segment net loss....................           (7,583,743)             --      (7,583,743)
Total assets........................           46,729,176              --      46,729,176
Capital expenditures................            2,499,844              --       2,499,844
Depreciation and amortization.......            1,633,106              --       1,633,106

2001
Revenues............................         $  5,960,298     $   728,729    $  6,689,027
Segment net loss....................           (6,295,809)     (1,157,945)     (7,453,754)
Total assets........................           61,401,303         403,959      61,805,262
Capital expenditures................            7,290,269          30,410       7,320,679
Depreciation and amortization.......            3,422,527          24,110       3,446,637




(10) SIMCOM Acquisition

     In May 2001, the Company purchased substantially all of the long-term assets of Great West Services, Ltd., d/b/a SIMCOM ("SIMCOM"), a subsidiary of Simpson Housing Limited Partnership, which provided voice, video and data services to MDUs in Colorado, Oregon and Texas, for an aggregate purchase price of approximately $4.6 million, consisting of $4 million in cash and 600,000 shares of the Company's common stock. The acquired assets included ROE Agreements, as well as other telecommunications property and equipment. The purchase price was financed through a draw on the Facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the accompanying unaudited condensed consolidated financial statements since the date of acquisition in May 2001. The Company allocated the entire purchase price to the telecommunications property and equipment that was acquired.

     The following summarized unaudited pro forma financial information assumes that the SIMCOM acquisition happened at the beginning of the period indicated. The following unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated:

                                                Three Months       Six Months
                                                    Ended            Ended
                                               June 30, 2001     June 30, 2001

 Revenues.................................     $  3,891,862      $  7,662,116
  Net loss.................................      (4,025,498)       (7,630,202)
Loss attributable to common shareholders per
  share--
  Basic and diluted.......................     $      (0.67)     $      (1.09)

(11) loss Per Common Share

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

                                                        Six Months Ended
                                                            June 30,
                                                 -------------------------------
                                                     2002               2001
                                                 -----------         -----------

Preferred stock shares as converted.......        18,267,500          18,333,000
Common stock warrants.....................         2,976,312           3,114,645
Stock options--
  Shares..................................         2,204,842           2,193,502
  Weighted average price..................       $      1.91         $      2.53

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

     We currently have ROE Agreements with 134 active residential developments in seven major markets in the United States, including properties owned or managed by many of the leading real estate companies in the United States including Equity Residential Properties Trust, Trammell Crow Residential, Gables Residential Trust, Lincoln Property Combined Company and Walden Residential Properties, Inc. among others. Contract terms range from five to 20 years with an average remaining term of approximately 10 years. At June 30, 2002, we also serviced 62 properties on behalf of other service providers.

     The table below summarizes active operational passings and subscriber base at June 30, 2002, for USOL's 134 properties:


                                              Passings                                     Subscribers
                               ----------------------------------------      -----------------------------------------
          Market               CATV      Telephone   Internet    Total       CATV      Telephone    Internet    Total
-----------------------------  ------    ---------   --------    ------      ------    ---------    --------    ------
Austin                            602          --        308        910         229          --          54        283
Dallas/Ft. Worth               10,862       5,313      7,835     24,010       6,315       2,239         888      9,442
Denver                          3,200       2,761      1,942      7,903       1,527         847         285      2,659
Houston                        12,763          --      7,764     20,527       6,167          --         543      6,710
Pacific Northwest               9,591       4,199      2,921     16,711       5,216       1,866         384      7,466
San Antonio                       700         404        608      1,712         407          71          11        489
Washington, D.C. Area             624         624        624      1,872         445         271          53        769
                              -------     -------     ------     ------      ------     -------       -----    -------
Totals                         38,342      13,301     22,002     73,645      20,306       5,294       2,218     27,818
                              =======     =======     ======     ======      ======     =======       =====    =======


     The passings and subscribers above located in Austin and San Antonio represent residential developments that Grande has agreed to purchase as part of the Sale Agreement, but Grande and the Company have not yet closed on the sale of the properties.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     The Company reported a loss attributable to common shareholders of approximately $2,425,676 for the three months ended June 30, 2002, compared to a loss of approximately $5,013,314 for the same period of the prior year. The decrease in net loss is primarily attributable to an approximate $1,706,000 reduction in the loss from operations, which was the result of increased revenues and decreased operating expenses, combined with an approximate $678,000 reduction in preferred stock dividends, which was the result of the preferred stock restructuring discussed in Note 5.

     Revenue increased approximately $663,000 or 19.3% for the three months ended June 30, 2002, compared to the same period of the prior year. The increase in revenue is primarily due to a 12% increase in the three-month weighted average subscribers for all of the Company's services between quarters, which is the result of the Company's expansion of MDUs to which it provides service in existing markets. This increase was offset by approximately $319,000 in revenues recorded by TRC during the three months ended June 30, 2001. With the wind down of TRC during 2001 (see Note 6), no revenues were recorded during 2002.

     Operating expense increased approximately $601,000 or 30% for the three months ended June 30, 2002, compared to the same period of the prior year. The increase in operating expense between periods is primarily due to increased operating expenses, including cost of service, repairs and maintenance, salaries and bad debt expense, all associated with increased revenues and passings. As a result, operating expense increased to 63% of revenue for the three-month period in 2002 compared to 58% of revenue in the same period of the prior year.

     Selling, general and administrative expense decreased approximately $728,000 or 25% for the three months ended June 30, 2002, compared to the same period of the prior year. The decrease in selling, general and administrative expense was primarily due to the Company eliminating approximately $631,000 of selling, general and administrative expenses recorded by TRC during the three months ended June 30, 2001 (see Note 6). Selling, general and administrative expenses decreased to 53% of revenue for the three-month period in 2002 compared to 84% of revenue in the same period of the prior year.

     Depreciation and amortization expense decreased approximately $1,005,000 or 55% for the three months ended June 30, 2002, compared to the same period of the prior year. The decrease resulted from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill. See
Note 4 for a complete discussion of the impact of SFAS 142. Depreciation and amortization expense was 21% of revenue for the three months ended June 30, 2002 compared to 54% of revenue for the same period of the prior year.

     The  Company  reported a write down of  long-term  assets of  approximately
$160,000 during the three months ended June 30, 2002. This was primarily the result of the write down of excess and obsolete equipment during the quarter.

     The Company had net interest expense of approximately $311,000 during the three months ended June 30, 2002 compared to approximately $612,000 during the same period of the prior year. The decrease between periods is primarily the result of the repayment of approximately $11,500,000 to the Facility from proceeds received as a result of the Company's Sale Agreement with Grande (see
Note 3), which resulted in a lower outstanding debt balance and reduced interest expense during the second quarter of 2002 as compared to the same period in the prior year.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     The Company reported a loss attributable to common shareholders of approximately $8,441,829 for the six months ended June 30, 2002, compared to a loss of approximately $9,669,734 for the same period of the prior year. The decrease in net loss is primarily attributable to an approximate

$2,846,000 reduction in the loss from operations, which was the result of increased revenues and decreased operating expenses, combined with an approximate $1,357,000 reduction in preferred stock dividends, which was the result of the preferred stock restructuring discussed in Note 5. These reductions were offset by the cumulative effect of a change in accounting principle that resulted in an approximate $3,100,000 write down of goodwill for the six months ended June 30, 2002. See Note 4 for a complete discussion of this write down.

     Revenue increased approximately $1,058,000 or 16% for the six months ended June 30, 2002, compared to the same period of the prior year. The increase in revenue is primarily due to a 16% increase in the six-month weighted average subscribers for all of the Company's services between quarters, which is the result of the Company's expansion of MDUs to which it provides service in existing markets. This increase was offset by approximately $729,000 in revenues recorded by TRC during the six months ended June 30, 2001. With the wind down of TRC during 2001 (see Note 6), no revenues were recorded during 2002.

     Operating expense increased approximately $529,000 or 14% for the six months ended June 30, 2002, compared to the same period of the prior year. The increase in operating expense between periods is primarily due to increased expenses, including cost of service, repairs and maintenance, salaries and bad debt expense, all associated with increased revenues. Operating expense decreased to 57% of revenue for the six-month period in 2002 compared to 58% of revenue in the same period of the prior year.

     Selling, general and administrative expense decreased approximately $513,000 or 9% for the six months ended June 30, 2002, compared to the same period of the prior year. The decrease in selling, general and administrative expense was primarily due to the Company eliminating approximately $1,283,000 of selling, general and administrative expenses recorded by TRC during the three months ended June 30, 2001 (see Note 6). This was offset by increases in selling, general and administrative expenses required to service the Company's increased passings and subscribers. Selling, general and administrative expenses decreased to 64% of revenue for the six-month period in 2002 compared to 81% of revenue in the same period of the prior year.

     Depreciation and amortization expense decreased approximately $1,814,000 or 53% for the six months ended June 30, 2002, compared to the same period of the prior year. The decrease resulted from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill. See
Note 4 for a complete discussion of the impact of SFAS 142. Depreciation and amortization expense was 21% of revenue for the six months ended June 30, 2002 compared to 52% of revenue for the same period of the prior year.

     The Company had net interest expense of approximately $713,000 during the six months ended June 30, 2002 compared to approximately $1,171,000 during the same period of the prior year. The decrease between periods is primarily the result of the repayment of approximately $11,500,000 to the Facility from proceeds received as a result of the Company's Sale Agreement with Grande (see
Note 3), which resulted in a lower outstanding debt balance and reduced interest expense during the six months ended June 30, 2002 as compared to the same period in the prior year.

     The  Company  reported a write down of  long-term  assets of  approximately
$160,000 during the six months ended June 30, 2002. This was primarily the result of the write down of excess and obsolete equipment during the second quarter of 2002.

     The Company reported an increase in minority interest in the income of subsidiary of approximately $340,000. This was the result of the proceeds received from Grande pursuant to the terms of the Sale Agreement (see Note 3) for properties owned by the Company's 50% owned partnership USAC, which resulted in a gain for the partnership. The total gain recorded for the six months ended June 30, 2002 was approximately $591,000, which resulted in approximately $270,000 of minority in interest in income of subsidiary for the Company.

Liquidity and Capital Resources

     At June 30, 2002, the Company had approximately $762,000 of cash and cash equivalents compared to approximately $2,020,764 at December 31, 2001. Net cash of approximately $2,805,000 was used in operating activities for the six months ended June 30, 2002, which was a result of the Company's net loss for the period combined with using approximately $649,000 of working capital, offset by noncash charges related to depreciation, amortization, minority interest, stock compensation expense, a write down of long-term assets and a cumulative effect of change in accounting principle.

     Net cash of approximately $3,915,000 was provided by investing activities, which was primarily the result the proceeds of approximately $6,724,000 received by the Company pursuant to the terms of the Grande Sale Agreement. These amounts were offset by approximately $2,500,000 used for purchases of property and equipment related to acquiring or building new passings and capital expenditures for upgrading services to passings currently served, and approximately $310,000 distributed to the minority interest shareholder of USAC.

     Net cash of approximately $2,368,000 was used in financing activities, which primarily consisted of proceeds of approximately $4,500,000 from borrowings under the Facility offset by approximately $204,000 in principal payments under capital leases and approximately $6,646,000 which was applied toward the repayment of the Facility.

     The Company has suffered recurring losses from operations and net losses since inception, and it has not generated cash from operations since inception. The Company's operations and its purchases of property and equipment to expand its subscriber base have been funded primarily from the Company's last equity financing, which occurred in July 1999. During the last half of 2000, the Company began to borrow against its senior credit facility (the "Facility"). Under the Facility, the Company has the ability to borrow up to $25 million until December 31, 2002, subject to borrowing base limitations and compliance with financial and operations covenants, at which time the Facility will convert to a five-year term loan. The Company, however, did not have access to the remaining available borrowing base as it was not in compliance with certain covenants in the Facility as of June 30, 2002. The holder of the Facility must waive the covenant violations or amend the Facility in order for the Company to have access to the remaining available borrowing base. In May 2002, the holder of the Facility temporarily waived the covenant violations in order to allow the Company to borrow additional funds. There can be no assurance, however, that the holder of the Facility will continue to provide access to the Facility with similar future amendments. As a result of the existing covenant violations, the amount outstanding under the Facility as of June 30, 2002 has been classified as a current liability in the accompanying condensed consolidated balance sheet.

     The Company is currently dependent upon borrowings from the Facility to fund operations. Management is currently working with the holder of the Facility to obtain an amendment to waive the existing covenants violations and to revise future covenant requirements. The process has been delayed as a result of the Company's current negotiations for a possible acquisition of assets that would also require bank approval and amendment to the Facility. The Company expects to obtain a waiver and amend the covenants as part of the required approval of this transaction; however, if the Company is not successful in completing this acquisition, then management expects to separately proceed with obtaining the necessary waiver and amendment to the Facility. There is no assurance that the holders of the Facility will provide the necessary approvals and amendments, or that the holders of the Facility will not call the amount outstanding. As a result, management is also evaluating alternative equity or debt funding sources; however, there is no assurance that management will be able to find sufficient alternative funding sources to fund the operating and debt requirements of the Company.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We maintain various cancelable and noncancelable service agreements for telecommunications services with several LECs and one IXC that commit us to the LECs' and IXC's services. These agreements require minimum monthly charges ranging from $340 to $10,000 per month and have terms ranging from one year to 10 years. We also have agreements with certain cable providers to purchase bulk cable signal at some of our properties. The agreements provide for us to pay fixed monthly amounts regardless of the number of customers we have at the properties. At June 30, 2002, the fixed minimum charges for all noncancelable agreements over the life of the agreements was approximately $1,243,000.

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

     The accompanying condensed consolidated statements of operations for the three months ended March 31, 2001, reflects the preferred stock dividend at the 12% rate in effect during that period. For the three months ended June 30, 2002, the preferred stock dividend is reflected at the 9% dividend rate discussed above, and the dividend has been recorded as a charge to the accumulated deficit with a corresponding increase to the carrying value of the Series A and Series B convertible preferred stock. The Company will continue to increase the carrying value of its Series A and Series B convertible preferred stock until January 1, 2006, at which time the stated dividend rate will yield the 9% effective dividend rate.

Adoption of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. On January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS No. 142 requires that, within six months of adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effect of the accounting change be separately disclosed. The adoption of SFAS No. 142 on January 1, 2002 resulted in a write down of goodwill of approximately $3.1 million. The write down has been recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2002 (see Note 4).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material existing or pending legal proceedings to which the Company is a party.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     As of June 30, 2002, the Company was not in compliance with certain quarterly minimum financial covenants of its senior credit facility and, as a result, the Company is in default of this obligation. As of August 14, 2002, the total amount outstanding under the senior credit facility is approximately $13,550,254.

     The Company is currently in default of three obligations under capital lease. The Company has not remitted payments due under these obligations since May 2002. As of August 14, 2002, the Company has failed to make payments totaling approximately $228,000, and the total amount outstanding under these obligations, including unpaid interest, is approximately $1,006,000.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit No.                              Description
          -----------     ------------------------------------------------------
             99-1         Certification Pursuant to Section 906 of the Sarbanes-
                          Oxley Act of 2002


     (b) Reports

         We filed on Form 8-K on July 19, 2002 under Item 4, "Changes in Registrant's Certifying Accountant," announcing the change in the Company's auditor from Arthur Andersen LLP to Fitts Roberts & Co., P.C., and under
     Item 5, "Other Items Deemed Important to Company Security Holders," announcing the one-year extension on the expiration date of 1,633,889 warrants originally set to expire on July 28, 2002.

          We filed on Form 8-K/A on July 29, 2002 under Item 4, "Changes in Registrant's Certifying Accountant," to amend our July 19, 2002 filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    USOL HOLDINGS, INC.


                                    By:    /s/ James Livingston
                                           -------------------------------------
                                           James Livingston
                                           President and Chief Executive Officer

                                    By:    /s/ Shane Menking
                                           -------------------------------------
                                           Shane Menking
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

Dated August 14, 2002